Form 10-Q
period 2019-03-31
Wealthbridge Acquisition Ltd
filed 2019-05-15
CIK 1753673

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                   to

Commission File No. 001-38799

WEALTHBRIDGE ACQUISITION LIMITED
(Exact name of registrant as specified in its charter)

British Virgin Islands	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Flat A, 6/F, Block A Tonnochy Towers No. 272 Jaffe Road Wanchai, Hong Kong	N/A
(Address of Principal Executive Offices)	(Zip Code)

(86) 186-0217-2929
(Registrant’s telephone number, including area code)

N/A
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☒  No ☐

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one Ordinary Share, no par value, one Redeemable Warrant to acquire one-half of one Ordinary Share, and one Right to acquire one-tenth (1/10) of an Ordinary Share	HHHHU	NASDAQ Capital Market
Ordinary Shares	HHHH	NASDAQ Capital Market
Warrants	HHHHW	NASDAQ Capital Market
Rights	HHHHR	NASDAQ Capital Market

As of May 15, 2019, there were 7,457,500 shares of the Company’s ordinary shares, no par value, issued and outstanding.

WEALTHBRIDGE ACQUISITION LIMITED

Quarterly Report on Form 10-Q

WEALTHBRIDGE ACQUISITION LIMITED

CONDENSED BALANCE SHEETS

(Unaudited)

	March 31,	December 31,
	2019	2018
	(unaudited)	(audited)
ASSETS
Current Assets
Cash	$538,177	$52,937
Prepaid expenses	28,723	—
Total Current Assets	566,900	52,927

Marketable securities held in Trust Account	57,681,105	—
Deferred offering costs	—	314,146
Total Assets	$58,248,005	$367,083

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Accounts payable and accrued expenses	$39,679	$—
Advance from related party	—	12,820
Promissory note – related party	—	390,000
	39,679	402,820

Promissory note – related party	415,641	—
Deferred underwriting fees	2,012,500	—
Total Liabilities	2,467,820	402,820

Commitments

Ordinary shares subject to possible redemption, 5,062,074 shares at redemption value	50,780,178	—

Shareholders’ Equity (Deficit)
Ordinary shares, no par value; unlimited shares authorized; 2,395,426 and 1,437,500 shares issued and outstanding (excluding 5,062,074 and no shares subject to possible redemption) at March 31, 2019 and December 31, 2018, respectively	5,029,797	25,100
Accumulated deficit	(29,790)	(60,837)
Total Shareholders’ Equity (Deficit)	5,000,007	(35,737)
Total Liabilities and Shareholders’ Equity (Deficit)	$58,248,005	$367,083

The accompanying notes are an integral part of this unaudited condensed financial statements.

WEALTHBRIDGE ACQUISITION LIMITED

CONDENSED STATEMENT OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2019

(Unaudited)

Operating costs	$150,058
Loss from operations	(150,058)

Other income:
Interest income on marketable securities held in Trust Account	178,921
Unrealized gain on marketable securities held in Trust Account	2,184
Net income	$31,047

Weighted average shares outstanding, basic and diluted (1)	1,858,150

Basic and diluted net loss per ordinary share (2)	$(0.07)

(1)	Excludes an aggregate of up to 5,062,074 shares subject to redemption.
(2)	Net loss per ordinary share – basic and diluted excludes income attributable to ordinary shares subject to possible redemption of $159,445.

The accompanying notes are an integral part of the unaudited condensed financial statements.

WEALTHBRIDGE ACQUISITION LIMITED

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

THREE MONTHS ENDED MARCH 31 2019

(Unaudited)

				Total
	Ordinary Shares		Accumulated	Shareholders’ Equity
	Shares	Amount	Deficit	(Deficit)
Balance – January 1, 2019	1,437,500	$25,100	$(60,837)	$(35,737)

Sale of 5,750,000 Units, net of underwriting discounts and offering expenses	5,750,000	53,084,775	—	53,084,775

Sale of 270,000 Private Units	270,000	2,700,000	—	2,700,000

Proceeds from the sale of unit purchase option	—	100	—	100

Ordinary shares subject to possible redemption	(5,062,074)	(50,780,178)	—	(50,780,178)

Net income	—	—	31,047	31,047

Balance – March 31, 2019 (unaudited)	2,395,426	$5,029,797	$(29,790)	$5,000,007

The accompanying notes are an integral part of the unaudited condensed financial statements.

WEALTHBRIDGE ACQUISITION LIMITED

CONDENSED STATEMENT OF CASH FLOWS

THREE MONTHS ENDED MARCH 31, 2019

(Unaudited)

Cash flows from operating activities:
Net income	$31,047
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on securities held in Trust Account	(178,921)
Unrealized gain on securities held in Trust Account	(2,184)
Changes in operating assets and liabilities:
Prepaid expenses	(28,723)
Accounts payable and accrued expenses	39,679
Net cash used in operating activities	(139,102)

Cash flows from investing activities:
Investment of cash in Trust Account	(57,500,000)
Net cash used in investing activities	(57,500,000)

Cash flows from financing activities:
Proceeds from sale of Units, net of underwriting discount paid	55,775,000
Proceeds from sale of Private Units	2,700,000
Proceeds from sale of unit purchase option	100
Advances from related party	12,821
Payment of offering costs	(363,579)
Net cash provided by financing activities	58,124,342

Net change in cash	485,240
Cash at beginning of period	52,937
Cash at end of period	$538,177

Non-cash investing and financing activities:
Offering costs included in accrued offering costs	$23,823
Initial classification of ordinary shares subject to possible redemption	$50,740,740
Change in value of ordinary shares subject to possible redemption	$39,438
Deferred underwriting fee payable	$2,012,500
Conversion of advances and short-term promissory notes to long-term promissory notes	$415,641

The accompanying notes are an integral part of the unaudited condensed financial statements.

WEALTHBRIDGE ACQUISITION LIMITED

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2019

(Unaudited)

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

All activity through March 31, 2019 relates to the Company’s formation, the Initial Public Offering (as defined below) and identifying a target business for a Business Combination. The Company is subject to all of the risks associated with early stage and emerging growth companies.

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

Transaction costs amounted to $4,415,225, consisting of $1,725,000 of underwriting fees, $2,012,500 of deferred underwriting fees and $677,725 of other costs. In addition, as of March 31, 2019, $538,177 of cash was held outside of the Trust Account and is available for working capital purposes.

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

WEALTHBRIDGE ACQUISITION LIMITED

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2019

(Unaudited)

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

WEALTHBRIDGE ACQUISITION LIMITED

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2019

(Unaudited)

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the Securities and Exchange Commission (“SEC”). Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the period ended December 31, 2018 as filed with the SEC on April 1, 2019, which contains the audited financial statements and notes thereto. The interim results for the three months ended March 31, 2019 are not necessarily indicative of the results to be expected for the year ending December 31, 2019 or for any future interim periods.

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

Use of estimates

The preparation of condensed financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

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

Cash and cash equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of March 31, 2019 and December 31, 2018.

Marketable securities held in Trust Account

At March 31, 2019, the assets held in the Trust Account were substantially held in U.S. Treasury Bills.

WEALTHBRIDGE ACQUISITION LIMITED

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2019

(Unaudited)

Ordinary shares subject to possible redemption

The Company accounts for its ordinary share subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity section of the Company’s condensed balance sheet.

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company’s management determined that the British Virgin Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2019 and December 31, 2018. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Net loss per ordinary share

Net loss per share is computed by dividing net loss by the weighted average number of ordinary shares outstanding during the period, excluding ordinary shares subject to forfeiture. At December 31, 2018, weighted average shares were reduced for the effect of an aggregate of 187,500 ordinary shares that were subject to forfeiture if the over-allotment option was not exercised by the underwriters (see Note 5). Ordinary shares subject to possible redemption at March 31, 2019, which are not currently redeemable and are not redeemable at fair value, have been excluded from the calculation of basic net loss per ordinary share since such shares, if redeemed, only participate in their pro rata share of the Trust Account earnings. The Company has not considered the effect of (1) warrants sold in the Initial Public Offering and the private placement to purchase 3,010,000 ordinary shares, (2) rights sold in the Initial Public Offering and the private placement that convert into 602,000 ordinary shares, and (3) 431,250 ordinary shares, warrants to purchase 215,625 ordinary shares and rights that convert into 43,125 ordinary shares in the unit purchase option sold to the underwriter, in the calculation of diluted loss per share, since the exercise of the warrants, the conversion of the rights into ordinary shares and the exercise of the unit purchase option are contingent upon the occurrence of future events. As a result, diluted net loss per ordinary share is the same as basic net loss per ordinary share for the periods presented.

WEALTHBRIDGE ACQUISITION LIMITED

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2019

(Unaudited)

Reconciliation of net loss per ordinary share

The Company’s net income is adjusted for the portion of income that is attributable to ordinary shares subject to possible redemption, as these shares only participate in the earnings of the Trust Account and not the income or losses of the Company. Accordingly, basic and diluted loss per ordinary share is calculated as follows:

Three Months Ended March 31,
2019
Net income	$31,047
Less: Income attributable to ordinary shares subject to possible redemption	(159,445)
Adjusted net loss	$(128,398)

Weighted average shares outstanding, basic and diluted	1,858,150

Basic and diluted net loss per ordinary share	$(0.07)

Concentration of credit risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution. At March 31, 2019 and December 31, 2018, the Company had not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

Fair value of financial instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the accompanying condensed balance sheets, primarily due to their short-term nature.

Recently issued accounting standards

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s condensed financial statements.

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

WEALTHBRIDGE ACQUISITION LIMITED

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2019

(Unaudited)

NOTE 5. RELATED PARTY TRANSACTIONS

Founder Shares

In July 2018, the Company issued an aggregate of 1,150,000 founder shares to the initial shareholders for an aggregate purchase price of $25,100 in cash. On October 15, 2018, the Company effected a 5 for 4 stock split of its ordinary share, resulting in 1,437,500 founder shares outstanding. The founder shares included an aggregate of up to 187,500 shares subject to forfeiture by the initial shareholders to the extent that the underwriters’ over-allotment was not exercised in full or in part, so that the initial shareholders would collectively own 20% of the Company’s issued and outstanding shares after the Initial Public Offering (assuming the initial shareholders did not purchase any Public Shares in the Initial Public Offering and excluding the Private Units and underlying securities). In connection with the underwriters’ exercise of the over-allotment option in full on February 20, 2019, 187,500 founder shares are no longer subject to forfeiture.

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

Advance from Related Party

Keen Nice Communications Limited advanced the Company an aggregate of $12,820 to be used for the payment of costs related to the Initial Public Offering. The advances were non-interest bearing, unsecured and due on demand. As of March 31, 2019 and December 31, 2018, advances amounting to $0 and $12,820, respectively, were outstanding (see below).

Promissory Note — Related Party

The Company issued Keen Nice Communications Limited a promissory note, pursuant to which the Company borrowed an aggregate of $390,000 (the “Promissory Note”). The Promissory Note was non-interest bearing, unsecured and due on the closing of the Initial Public Offering. As of March 31, 2019 and December 31, 2018, $0 and $390,000, respectively, was outstanding under the Promissory Note.

On February 14, 2019, the Company amended the Promissory Note with Keen Nice Communications Limited (the “Amended Promissory Note”), pursuant to which the outstanding advances in the amount of $25,641 and the outstanding loans under the Promissory Note in the amount of $390,000 were combined into one note for an aggregate amount of $415,641. The Amended Promissory Note is non-interest bearing, unsecured and due upon the consummation of a Business Combination. As of March 31, 2019, $415,641 was outstanding under the Amended Promissory Note.

Administrative Services Agreement

The Company entered into an agreement, commencing on February 5, 2019 through the earlier of the consummation of a Business Combination or the Company’s liquidation, to pay the Sponsor a monthly fee of $10,000 for general and administrative services, including office space, utilities and administrative services, of which HKD50,000 (or approximately USD$6,369 based on an exchange rate of HKD$7.85 to USD$1.00 on March 31, 2019) per month will be paid to the Company’s Chief Executive Officer for services to the Company. However, pursuant to the terms of such agreement, the Company may delay payment of such monthly fee upon a determination by the audit committee that the Company lacks sufficient funds held outside the Trust Account to pay actual or anticipated expenses in connection with a Business Combination. Any such unpaid amount will accrue without interest and be due and payable no later than the date of the consummation of a Business Combination. For the three months ended March 31, 2019, the Company incurred $20,000 in fees for these services of which $7,179 is included in accounts payable and accrued expenses in the accompanying condensed balance sheets.

Services Arrangement

The Company entered into a services arrangement with Star Jet Co., Ltd., a company whose founder and Chairman is also a Director of the Company. During the three months ended March 31, 2019, the Company paid Star Jet Co., Ltd. $25,641 in fees for services provided.

WEALTHBRIDGE ACQUISITION LIMITED

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2019

(Unaudited)

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

Right of First Refusal

Subject to certain conditions, the Company granted Chardan Capital Markets, LLC (“Chardan”), for a period of 15 months after the date of the consummation of a Business Combination, a right of first refusal to act as lead underwriters or minimally as a co-manager, with at least 30% of the economics; or, in the case of a three-handed deal 20% of the economics, for any and all future public and private equity and debt offerings. In accordance with FINRA Rule 5110(f)(2)(E)(i), such right of first refusal shall not have a duration of more than three years from the effective date of the registration statement related to the Initial Public Offering.

NOTE 7. SHAREHOLDERS’ EQUITY

Ordinary Shares — The Company is authorized to issue an unlimited number of no par value ordinary shares. Holders of the Company’s ordinary shares are entitled to one vote for each share. At March 31, 2019 and December 31, 2018, there were 2,395,426 and 1,437,500 ordinary shares issued and outstanding, excluding 5,062,074 and -0- ordinary shares subject to possible redemption, respectively.

WEALTHBRIDGE ACQUISITION LIMITED

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2019

(Unaudited)

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

WEALTHBRIDGE ACQUISITION LIMITED

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2019

(Unaudited)

Unit Purchase Option

On February 8, 2019, the Company sold to Chardan, for $100, an option to purchase up to 375,000 Units exercisable at $11.50 per Unit (or an aggregate exercise price of $4,312,500) commencing on the later of August 5, 2019 and the consummation of a Business Combination. On February 20, 2019, in connection with the underwriters’ election to exercise the over-allotment option in full, the Company issued Chardan an option to purchase up to an additional 56,250 Units exercisable at $11.50 per Unit for no additional consideration. The unit purchase option may be exercised for cash or on a cashless basis, at the holder’s option, and expires February 5, 2024. The Units issuable upon exercise of the option are identical to those offered in the Initial Public Offering. The Company accounted for the unit purchase option, inclusive of the receipt of $100 cash payment, as an expense of the Initial Public Offering resulting in a charge directly to shareholders’ equity. The Company estimated the fair value of the unit purchase option is approximately $1,286,000, or $2.98 per Unit, using the Black-Scholes option-pricing model. The fair value of the unit purchase option granted to the underwriters was estimated as of the date of grant using the following assumptions: (1) expected volatility of 35%, (2) risk-free interest rate of 2.44% and (3) expected life of five years. The option and such units purchased pursuant to the option, as well as the ordinary shares underlying such units, the rights included in such units, the ordinary shares that are issuable for the rights included in such units, the warrants included in such units, and the shares underlying such warrants, have been deemed compensation by FINRA and are therefore subject to a 180-day lock-up pursuant to Rule 5110(g)(1) of FINRA’s NASDAQ Conduct Rules. Additionally, the option may not be sold, transferred, assigned, pledged or hypothecated for a one-year period (including the foregoing 180-day period) following the date of Initial Public Offering except to any underwriter and selected dealer participating in the Initial Public Offering and their bona fide officers or partners. The option grants to holders demand and “piggy back” rights for periods of five and seven years, respectively, from the effective date of the registration statement with respect to the registration under the Securities Act of the securities directly and indirectly issuable upon exercise of the option. The Company will bear all fees and expenses attendant to registering the securities, other than underwriting commissions which will be paid for by the holders themselves. The exercise price and number of units issuable upon exercise of the option may be adjusted in certain circumstances including in the event of a stock dividend, or the Company’s recapitalization, reorganization, merger or consolidation. However, the option will not be adjusted for issuances of ordinary shares at a price below its exercise price.

NOTE 8. FAIR VALUE MEASUREMENTS

The Company follows the guidance in ASC 820 for its financial assets and liabilities that are re-measured and reported at fair value at each reporting period and non-financial assets and liabilities that are re-measured and reported at fair value at least annually.

The fair value of the Company’s financial assets and liabilities reflects management’s estimate of amounts that the Company would have received in connection with the sale of the assets or paid in connection with the transfer of the liabilities in an orderly transaction between market participants at the measurement date. In connection with measuring the fair value of its assets and liabilities, the Company seeks to maximize the use of observable inputs (market data obtained from independent sources) and to minimize the use of unobservable inputs (internal assumptions about how market participants would price assets and liabilities). The following fair value hierarchy is used to classify assets and liabilities based on the observable inputs and unobservable inputs used in order to value the assets and liabilities:

Level 1:	Quoted prices in active markets for identical assets or liabilities. An active market for an asset or liability is a market in which transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis.

Level 2:	Observable inputs other than Level 1 inputs. Examples of Level 2 inputs include quoted prices in active markets for similar assets or liabilities and quoted prices for identical assets or liabilities in markets that are not active.

Level 3:	Unobservable inputs based on our assessment of the assumptions that market participants would use in pricing the asset or liability.

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at March 31, 2019 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	March 31, 2019
Assets:
Marketable securities held in Trust Account	1	$57,681,105

WEALTHBRIDGE ACQUISITION LIMITED

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2019

(Unaudited)

NOTE 9. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statement was issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statement.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

References in this report (the “Quarterly Report”) to “we,” “us” or the “Company” refer to Wealthbridge Acquisition Limited. References to our “management” or our “management team” refer to our officers and directors, references to the “sponsor” refer to Oriental Holdings Limited. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form 10-Q including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (the “SEC”). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete a Business Combination will be successful.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from inception to March 31, 2019 were organizational activities and those necessary to prepare for the Initial Public Offering, described below, and, after our Initial Public Offering, identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We are incurring expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended March 31, 2019, we had net income of $31,047, which consisted of interest income on marketable securities held in the Trust Account of $178,921 and an unrealized gain on marketable securities held in the Trust Account of $2,184, offset by operating costs of $150,058.

Liquidity and Capital Resources

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

Following the Initial Public Offering, the exercise of the over-allotment option and the sale of the Private Units, a total of $57,500,000 was placed in the Trust Account. We incurred $4,415,225 in Initial Public Offering related costs, including $1,725,000 of underwriting fees, $2,012,500 of deferred underwriting fees and $677,725 of other costs.

For the three months ended March 31, 2019, cash used in operating activities was $139,102. Net income of $31,047 was offset by interest earned on marketable securities held in the Trust Account of $178,921 and an unrealized gain on marketable securities held in the Trust Account of $2,184. Changes in operating assets and liabilities provided $10,956 of cash for operating activites.

At March 31, 2019, we had marketable securities held in the Trust Account of $57,681,105 (including approximately $179,000 of interest income). We intend to use substantially all of the funds held in the trust account to acquire a target business or businesses and to pay our expenses relating thereto. To the extent that our share capital is used in whole or in part as consideration to effect our initial business combination, the remaining proceeds held in the trust account will be used as working capital to finance the operations of the target business. Such working capital funds could be used in a variety of ways including continuing or expanding the target business’ operations, for strategic acquisitions and for marketing, research and development of existing or new products. Such funds could also be used to repay any operating expenses or finders’ fees which we had incurred prior to the completion of our initial business combination if the funds available to us outside of the trust account were insufficient to cover such expenses.

At March 31, 2019, we had cash of $538,177 held outside the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a business combination.

In order to fund working capital deficiencies or finance transaction costs in connection with an initial business combination, our Sponsor or an affiliate of our Sponsor, or our officers and directors may, but are not obligated to loan us funds. If we complete our initial business combination, we would repay such loaned amounts. In the event that our initial business combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts but no proceeds from our trust account would be used for such repayment. Such loans would be evidenced by promissory notes. Up to $500,000 of notes may be convertible into Private Units, at a price of $10.00 per Unit.

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

Off-balance sheet financing arrangements

We have no obligations, assets or liabilities which would be considered off-balance sheet arrangements as of March 31, 2019. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following critical accounting policies:

Ordinary shares subject to redemption

We account for our ordinary shares subject to possible conversion in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. Our ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity section of our condensed balance sheets.

Net loss per ordinary share

We apply the two-class method in calculating earnings per share. Ordinary shares subject to possible redemption which are not currently redeemable and are not redeemable at fair value, have been excluded from the calculation of basic net loss per ordinary share since such shares, if redeemed, only participate in their pro rata share of the Trust Account earnings. Our net income is adjusted for the portion of income that is attributable to ordinary shares subject to redemption, as these shares only participate in the earnings of the Trust Account and not our income or losses.

Recent accounting pronouncements

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our condensed financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

ITEM 4. CONTROLS AND PROCEDURES

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2019. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective.

Changes in Internal Control Over Financial Reporting

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 1A. RISK FACTORS.

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in our Annual Report on Form 10-K for the year ended December 31, 2018 as filed with the SEC on April 1, 2019. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2018 as filed with the SEC on April 1, 2019.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On February 8, 2019, the Company consummated the Initial Public Offering of 5,000,000 Units (the “Units”). Each Unit consists of one ordinary share (“Ordinary Share”), one warrant (“Warrant”) entitling its holder to purchase one-half of one Ordinary Share at a price of $11.50 per whole share, and one right to receive one-tenth (1/10) of an Ordinary Share upon the consummation of an initial business combination. The Units were sold at an offering price of $10.00 per Unit, generating gross proceeds of $50,000,000. The Company granted the underwriters a 45-day option to purchase up to 750,000 additional Units to cover over-allotments, if any. In addition, the Company sold to Chardan, for $100, an option to purchase up to 375,000 units exercisable at $11.50 per unit, commencing on the later of the consummation of a business combination and six months from the effective date of the Registration Statement.

On February 8, 2019, simultaneously with the consummation of the IPO, we consummated the private placement (“Private Placement”) with our Sponsor of 247,500 units (the “Private Units”) at a price of $10.00 per Private Unit, generating gross proceeds of $2,475,000. The Private Units are identical to the Units sold in the Initial Public Offering, except that the warrants underlying the Private Units will be non-redeemable and may be exercised on a cashless basis, in each case so long as they continue to be held by the initial purchasers or their permitted transferees. Additionally, because the Private Units were issued in a private transaction, the initial purchasers and their permitted transferees will be allowed to exercise the warrants included in the Private Units for cash even if a registration statement covering the ordinary shares issuable upon exercise of such warrants is not effective and receive unregistered ordinary shares. Additionally, such initial purchasers agreed not to transfer, assign or sell any of the Private Units or underlying securities (except in limited circumstances, as described in the Registration Statement) until the completion of the Company’s initial business combination. Such Initial Purchasers were granted certain demand and piggyback registration rights in connection with the purchase of the Private Units. The Private Units were issued pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended, as the transactions did not involve a public offering.

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

We paid a total of $1,725,000 in underwriting discounts and commissions (not including the 3.5% deferred underwriting commission payable at the consummation of initial business combination) and $677,725 for other costs and expenses related to our formation and the IPO.

For a description of the use of the proceeds generated in our IPO, see Part I, Item 2 of this Form 10-Q.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32**	Certification of Principal Executive Officer and Principal Financial and Accounting Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	Furnished.

SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WEALTHBRIDGE ACQUISITION LIMITED

Date: May 15, 2019		/s/ Yongsheng Liu
	Name:	Yongsheng Liu
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: May 15, 2019		/s/ Xiaoyan Tang
	Name:	Xiaoyan Tang
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)

