Form 10-Q
period 2019-09-30
Wealthbridge Acquisition Ltd
filed 2019-11-14
CIK 1753673

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

As of November 14, 2019, there were 7,457,500 shares of the Company’s ordinary shares, no par value, issued and outstanding.

WEALTHBRIDGE ACQUISITION LIMITED

Quarterly Report on Form 10-Q

i

WEALTHBRIDGE ACQUISITION LIMITED

CONDENSED BALANCE SHEETS

	September 30,	December 31,
	2019	2018
	(unaudited)
ASSETS
Current Assets
Cash	$169,130	$52,937
Prepaid expenses	25,842	—
Total Current Assets	194,972	52,937

Marketable securities held in Trust Account	58,346,174	—
Deferred offering costs	—	314,146
Total Assets	$58,541,146	$367,083

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Accounts payable and accrued expenses	$46,229	$—
Advance from related party	—	12,820
Promissory note – related party	—	390,000
	46,229	402,820

Promissory note – related party	465,641	—
Deferred underwriting fees	2,012,500	—
Total Liabilities	2,524,370	402,820

Commitments

Ordinary shares subject to possible redemption, 5,027,689 shares at redemption value	51,016,768	—

Shareholders’ Equity (Deficit)
Ordinary shares, no par value; unlimited shares authorized; 2,429,811 and 1,437,500 shares issued and outstanding (excluding 5,027,689 and no shares subject to possible redemption) at September 30, 2019 and December 31, 2018, respectively	4,793,207	25,100
Retained earnings/(Accumulated deficit)	206,801	(60,837)
Total Shareholders’ Equity (Deficit)	5,000,008	(35,737)
Total Liabilities and Shareholders’ Equity (Deficit)	$58,541,146	$367,083

The accompanying notes are an integral part of this unaudited condensed financial statements.

WEALTHBRIDGE ACQUISITION LIMITED

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,	For the Period from May 2, 2018 (inception) Through September 30,
	2019	2018	2019	2018

Operating costs	$188,472	$32,311	$578,536	$40,616
Loss from operations	(188,472)	(32,311)	(578,536)	(40,616)

Other income:
Interest income on marketable securities held in Trust Account	312,316	—	838,498	—
Unrealized (loss) gain on marketable securities held in Trust Account	(14,328)	—	7,676	—
Net income (loss)	$109,516	$(32,311)	$267,638	$(40,616)

Weighted average shares outstanding, basic and diluted (1)	2,414,849	1,250,000	2,224,847	1,250,000

Basic and diluted net loss per ordinary share (2)	$(0.06)	$(0.03)	$(0.21)	$(0.03)

(1)	Excludes an aggregate of 5,027,689 shares subject to redemption at September 30, 2019. At September 30, 2018, such amount excluded an aggregate of up to 187,500 shares subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriters.

(2)	Net loss per ordinary share – basic and diluted excludes income attributable to ordinary shares subject to possible redemption of $260,561 and $739,895 for the three and nine months ended September 30, 2019, respectively.

The accompanying notes are an integral part of the unaudited condensed financial statements.

WEALTHBRIDGE ACQUISITION LIMITED

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ (DEFICIT) EQUITY

(Unaudited)

THREE MONTHS ENDED SEPTEMBER 30, 2018 AND FOR THE PERIOD FROM MAY 2, 2018 (INCEPTION) THROUGH SEPTEMBER 30, 2018

				Total
	Ordinary Shares		Accumulated	Shareholders’ Equity
	Shares	Amount	Deficit	(Deficit)
Balance – May 2, 2018 (inception)	—	$—	$—	$—

Issuance of ordinary shares to initial shareholders	1,437,500	25,100	—	25,100

Net loss	—	—	(8,305)	(8,305)

Balance – June 30, 2018 (unaudited)	1,437,500	$25,100	$(8,305)	$16,795

Net loss	—	—	(32,311)	(32,311)

Balance – September 30, 2018 (unaudited)	1,437,500	$25,100	$(40,616)	$(15,516)

THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2019

	Ordinary Shares		(Accumulated Deficit)/ Retained	Total Shareholders’ Equity
	Shares	Amount	Earnings	(Deficit)
Balance – January 1, 2019	1,437,500	$25,100	$(60,837)	$(35,737)

Sale of 5,750,000 Units, net of underwriting discounts and offering expenses	5,750,000	53,084,775	—	53,084,775

Sale of 270,000 Private Units	270,000	2,700,000	—	2,700,000

Proceeds from the sale of unit purchase option	—	100	—	100

Ordinary shares subject to possible redemption	(5,062,074)	(50,780,178)	—	(50,780,178)

Net income	—	—	31,047	31,047

Balance – March 31, 2019 (unaudited)	2,395,426	5,029,797	(29,790)	5,000,007

Change in value of ordinary shares subject to possible redemption	19,423	(127,081)	—	(127,081)

Net income	—	—	127,075	127,075

Balance – June 30, 2019 (unaudited)	2,414,849	$4,902,716	$97,285	$5,000,001

Change in value of ordinary shares subject to possible redemption	14,962	(109,509)	—	(109,509)

Net income	—	—	109,516	109,516

Balance – September 30, 2019 (unaudited)	2,429,811	$4,793,207	$206,801	$5,000,008

The accompanying notes are an integral part of the unaudited condensed financial statements.

WEALTHBRIDGE ACQUISITION LIMITED

CONDENSED STATEMENT OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30, 2019	For the Period from May 2, 2018 (inception) Through September 30, 2018
Cash flows from operating activities:
Net income (loss)	$267,638	$(40,616)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Interest earned on securities held in Trust Account	(838,498)	—
Unrealized gain on securities held in Trust Account	(7,676)	—
Changes in operating assets and liabilities:
Prepaid expenses	(25,842)	—
Accounts payable and accrued expenses	46,229	—
Net cash used in operating activities	(558,149)	(40,616)

Cash flows from investing activities:
Investment of cash in Trust Account	(57,500,000)	—
Net cash used in investing activities	(57,500,000)	—

Cash flows from financing activities:
Proceeds from sale of Units, net of underwriting discount paid	55,775,000	—
Proceeds from sale of Private Units	2,700,000	—
Proceeds from issuance of ordinary shares to initial shareholders	—	25,100
Proceeds from sale of unit purchase option	100	—
Proceeds from promissory note – related party	100,831	178,205
Repayment of promissory note – related party	(50,831)	—
Advances from related party	12,821	—
Payment of offering costs	(363,579)	(120,621)
Net cash provided by financing activities	58,174,342	82,684

Net change in cash	116,193	42,068
Cash at beginning of period	52,937	—
Cash at end of period	$169,130	$42,068

Non-cash investing and financing activities:
Initial classification of ordinary shares subject to possible redemption	$50,740,740	$—
Change in value of ordinary shares subject to possible redemption	$276,028	$—
Deferred underwriting fee payable	$2,012,500	$—
Conversion of advances and short-term promissory notes to long-term promissory notes	$415,641	$—

The accompanying notes are an integral part of the unaudited condensed financial statements.

WEALTHBRIDGE ACQUISITION LIMITED

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2019

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

All activity through September 30, 2019 relates to the Company’s formation, the Initial Public Offering (as defined below) and identifying a target business for a Business Combination. The Company is subject to all of the risks associated with early stage and emerging growth companies.

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

Transaction costs amounted to $4,415,225, consisting of $1,725,000 of underwriting fees, $2,012,500 of deferred underwriting fees and $677,725 of other costs. In addition, as of September 30, 2019, $169,130 of cash was held outside of the Trust Account and is available for working capital purposes.

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

SEPTEMBER 30, 2019

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

SEPTEMBER 30, 2019

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the period ended December 31, 2018 as filed with the SEC on April 1, 2019, which contains the audited financial statements and notes thereto. The interim results for the three and nine months ended September 30, 2019 are not necessarily indicative of the results to be expected for the year ending December 31, 2019 or for any future interim periods.

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

Cash and cash equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of September 30, 2019 and December 31, 2018.

Marketable securities held in Trust Account

At September 30, 2019, the assets held in the Trust Account were substantially held in U.S. Treasury Bills.

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

WEALTHBRIDGE ACQUISITION LIMITED

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2019

(Unaudited)

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company’s management determined that the British Virgin Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2019 and December 31, 2018. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Net loss per ordinary share

Net loss per share is computed by dividing net loss by the weighted average number of ordinary shares outstanding during the period, excluding ordinary shares subject to forfeiture. At September 30, 2018, weighted average shares were reduced for the effect of an aggregate of 187,500 ordinary shares that were subject to forfeiture if the over-allotment option was not exercised by the underwriters (see Note 5). Ordinary shares subject to possible redemption at September 30, 2019, which are not currently redeemable and are not redeemable at fair value, have been excluded from the calculation of basic net loss per ordinary share since such shares, if redeemed, only participate in their pro rata share of the Trust Account earnings. The Company has not considered the effect of (1) warrants sold in the Initial Public Offering and the private placement to purchase 3,010,000 ordinary shares, (2) rights sold in the Initial Public Offering and the private placement that convert into 602,000 ordinary shares, and (3) 431,250 ordinary shares, warrants to purchase 215,625 ordinary shares and rights that convert into 43,125 ordinary shares in the unit purchase option sold to the underwriter, in the calculation of diluted loss per share, since the exercise of the warrants, the conversion of the rights into ordinary shares and the exercise of the unit purchase option are contingent upon the occurrence of future events. As a result, diluted net loss per ordinary share is the same as basic net loss per ordinary share for the periods presented.

Reconciliation of net loss per ordinary share

The Company’s net income is adjusted for the portion of income that is attributable to ordinary shares subject to possible redemption, as these shares only participate in the earnings of the Trust Account and not the income or losses of the Company. Accordingly, basic and diluted loss per ordinary share is calculated as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,	For the Period from May 2, 2018 (inception) Through September 30,
	2019	2018	2019	2018
Net income (loss)	$109,516	$(32,311)	$267,638	$(40,616)
Less: Income attributable to ordinary shares subject to possible redemption	(260,561)	—	(739,895)	—
Adjusted net loss	$(151,045)	$(32,311)	$(472,257)	$(40,616)

Weighted average shares outstanding, basic and diluted	2,414,849	1,250,000	2,224,847	1,250,000

Basic and diluted net loss per ordinary share	$(0.06)	$(0.03)	$(0.21)	$(0.03)

WEALTHBRIDGE ACQUISITION LIMITED

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2019

(Unaudited)

Concentration of credit risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution. At September 30, 2019 and December 31, 2018, the Company had not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

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

WEALTHBRIDGE ACQUISITION LIMITED

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2019

(Unaudited)

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

Advance from Related Party

Keen Nice Communications Limited advanced the Company an aggregate of $12,821 to be used for the payment of costs related to the Initial Public Offering. The advances were non-interest bearing, unsecured and due on demand. As of September 30, 2019 and December 31, 2018, advances amounting to $0 and $12,821, respectively, were outstanding (see below).

Promissory Note — Related Party

The Company issued Keen Nice Communications Limited a promissory note, pursuant to which the Company borrowed an aggregate of $390,000 (the “Promissory Note”). The Promissory Note was non-interest bearing, unsecured and due on the closing of the Initial Public Offering. As of September 30, 2019 and December 31, 2018, $0 and $390,000, respectively, was outstanding under the Promissory Note.

On February 14, 2019, the Company amended the Promissory Note with Keen Nice Communications Limited pursuant to which the outstanding advances in the amount of $25,641 and the outstanding loans under the Promissory Note in the amount of $390,000 were combined into one note for an aggregate amount of $415,641. The Promissory Note was further amended on May 10, 2019 (the “Amended Promissory Note”) such that the Company can borrow up to an aggregate amount of $800,000 under the Amended Promissory Note. The Amended Promissory Note is non-interest bearing, unsecured and due upon the consummation of a Business Combination. As of September 30, 2019, $465,641 was outstanding under the Amended Promissory Note.

Administrative Services Agreement

The Company entered into an agreement, commencing on February 5, 2019 through the earlier of the consummation of a Business Combination or the Company’s liquidation, to pay the Sponsor a monthly fee of $10,000 for general and administrative services, including office space, utilities and administrative services, of which HKD50,000 (or approximately USD$6,369 based on an exchange rate of HKD$7.85 to USD$1.00 on September 30, 2019) per month will be paid to the Company’s Chief Executive Officer for services to the Company. However, pursuant to the terms of such agreement, the Company may delay payment of such monthly fee upon a determination by the audit committee that the Company lacks sufficient funds held outside the Trust Account to pay actual or anticipated expenses in connection with a Business Combination. Any such unpaid amount will accrue without interest and be due and payable no later than the date of the consummation of a Business Combination. For the three and nine months ended September 30, 2019, the Company incurred $30,000 and $80,000, respectively, in fees for these services, of which $28,718 is included in accounts payable and accrued expenses in the accompanying condensed balance sheets.

Services Arrangement

The Company entered into a services arrangement with Star Jet Co., Ltd., a company whose founder and Chairman is also a Director of the Company. During the three and nine months ended September 30, 2019, the Company paid Star Jet Co., Ltd. $0 and $33,180 in fees for services provided, respectively.

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

WEALTHBRIDGE ACQUISITION LIMITED

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2019

(Unaudited)

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

NOTE 7. SHAREHOLDERS’ EQUITY

Ordinary Shares — The Company is authorized to issue an unlimited number of no par value ordinary shares. Holders of the Company’s ordinary shares are entitled to one vote for each share. At September 30, 2019 and December 31, 2018, there were 2,429,811 and 1,437,500 ordinary shares issued and outstanding, excluding 5,027,689 and no ordinary shares subject to possible redemption, respectively.

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

WEALTHBRIDGE ACQUISITION LIMITED

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2019

(Unaudited)

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

WEALTHBRIDGE ACQUISITION LIMITED

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2019

(Unaudited)

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at September 30, 2019 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	September 30, 2019
Assets:
Marketable securities held in Trust Account	1	$58,346,174

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from inception to September 30, 2019 were organizational activities and those necessary to prepare for the Initial Public Offering, described below, and, after our Initial Public Offering, identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We are incurring expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended September 30, 2019, we had net income of $109,516, which consisted of interest earned on marketable securities held in the Trust Account of $312,316, offset by an unrealized loss on marketable securities held in the Trust Account of $14,328 and operating costs of $188,472.

For the nine months ended September 30, 2019, we had net income of $267,638, which consisted of interest earned on marketable securities held in the Trust Account of $838,498 and an unrealized gain on marketable securities held in the Trust Account of $7,676, offset by operating costs of $578,536.

For the three months ended September 30, 2018 and for the period from May 2, 2018 (inception) through September 30, 2018, we had net loss of $32,311 and $40,616, which consisted of formation and operating costs of $32,311 and $40,616.

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

For the nine months ended September 30, 2019, cash used in operating activities was $558,149. Net income of $267,638 was offset by interest earned on marketable securities held in the Trust Account of $838,498 and an unrealized gain on marketable securities held in the Trust Account of $7,676. Changes in operating assets and liabilities provided $20,387 of cash for operating activities.

At September 30, 2019, we had marketable securities held in the Trust Account of $58,346,174 (including approximately $846,000 of interest income). We intend to use substantially all of the funds held in the trust account to acquire a target business or businesses and to pay our expenses relating thereto. To the extent that our share capital is used in whole or in part as consideration to effect our initial business combination, the remaining proceeds held in the trust account will be used as working capital to finance the operations of the target business. Such working capital funds could be used in a variety of ways including continuing or expanding the target business’ operations, for strategic acquisitions and for marketing, research and development of existing or new products. Such funds could also be used to repay any operating expenses or finders’ fees which we had incurred prior to the completion of our initial business combination if the funds available to us outside of the trust account were insufficient to cover such expenses.

At September 30, 2019, we had cash of $169,130 held outside the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a business combination.

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

Off-balance sheet financing arrangements

We have no obligations, assets or liabilities which would be considered off-balance sheet arrangements as of September 30, 2019. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2019. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective.

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

WEALTHBRIDGE ACQUISITION LIMITED

Date: November 14, 2019		/s/ Yongsheng Liu
	Name:	Yongsheng Liu
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: November 14, 2019		/s/ Xiaoyan Tang
	Name:	Xiaoyan Tang
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)