Form 10-K
period 2019-12-31
Wealthbridge Acquisition Ltd
filed 2020-03-20
CIK 1753673

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

or

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to ________________

Commission file number: 001-38799

WEALTHBRIDGE ACQUISITION LIMITED

(Exact name of registrant as specified in its charter)

British Virgin Islands	N/A
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

Flat A, 6/F, Block A, Tonnochy Towers No. 272 Jaffe Road, Wanchai, Hong Kong	N/A
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (86) 186-0217-2929

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Units, each consisting of one Ordinary Share, no par value, one Redeemable Warrant to acquire one-half of one Ordinary Share, and one Right to acquire one-tenth (1/10) of an Ordinary Share	Nasdaq Capital Market
Ordinary Shares	Nasdaq Capital Market
Warrants	Nasdaq Capital Market
Rights	Nasdaq Capital Market

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

At June 28, 2019, the aggregate market value of the Registrant’s ordinary shares held by non-affiliates of the Registrant was $58,578,125, based on the closing sale price of the Registrant’s ordinary shares on June 28, 2019 of $10.1875 per share.

The number of shares outstanding of the Registrant’s ordinary shares as of March 6, 2020 was 7,457,500.

DOCUMENTS INCORPORATED BY REFERENCE

None.

WEALTHBRIDGE ACQUISITION LIMITED

Annual Report on Form 10-K for the Year Ended December 31, 2019

i

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

ii

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

Business Combination Agreement

On October 28, 2019, we entered into a share exchange agreement (the “Share Exchange Agreement” or the “Agreement”) with Scienjoy Inc. (“Scienjoy”), Lavacano Holdings Limited (“Lavacano”), WBY Entertainment Holdings Ltd. (“WBY,” together with Lavacano, the “Sellers”, and each “Seller”), pursuant to which we would acquire all of the outstanding equity interests of Scienjoy (the “Acquisition”).

Upon the closing of the transactions contemplated in the Share Exchange Agreement, Wealthbridge will acquire 100% of the issued and outstanding securities of Scienjoy, in exchange for approximately 16.4 million ordinary shares of Wealthbridge, of which 1.64 million ordinary shares are to be issued and held in escrow to satisfy any indemnification obligations of the Sellers. Additionally, the Sellers may be entitled to receive earnout shares as follows: (1) if Scienjoy’s net income before tax for the year ended December 31, 2019 is greater than or equal to either US$20,900,000 or RMB 140,000,000, the Sellers will be entitled to receive 3,000,000 ordinary shares of Wealthbridge (subject to the reclassification of the ordinary shares of Wealthbridge); (2) if Scienjoy’s net income before tax for the year ended December 31, 2020 is greater than or equal to either US$28,300,000 or RMB 190,000,000, the Sellers will be entitled to receive 3,000,000 ordinary shares of Wealthbridge (subject to the reclassification of the ordinary shares of Wealthbridge); and (3) if Scienjoy’s net income before tax for the year ended December 31, 2021 is greater than or equal to either US$35,000,000 or RMB 235,000,000, the Sellers will be entitled to receive 3,000,000 ordinary shares of Wealthbridge (subject to the reclassification of the ordinary shares of Wealthbridge).

Notwithstanding the net income before tax achieved by the post-transaction company for any period, the Sellers will receive (i) 3,000,000 earnout shares if the share price of Wealthbridge is higher than $15.00 for any sixty days in any period of ninety consecutive trading days during an twelve month period following the closing; (ii) 3,000,000 earnout shares if the share price of Wealthbridge is higher than $20.00 for any sixty days in any period of ninety consecutive trading days between the 13th month and 24th month following the Closing, and (iii) 3,000,000 earnout shares if the share price of Wealthbridge is higher than $25.00 for any sixty days in any period of ninety consecutive trading between the 25th month and 36th month following the Closing.

In connection with the Acquisition, we filed and will file relevant materials with the Securities and Exchange Commission (the “SEC”), including a proxy statement on Schedule 14A. Promptly after filing our definitive proxy statement with the SEC, we will mail the definitive proxy statement and a proxy card to each stockholder entitled to vote at the special meeting relating to the transaction. INVESTORS AND SECURITY HOLDERS OF WEALTHBRIDGE ACQUISITION LIMITED ARE URGED TO READ THESE MATERIALS (INCLUDING ANY AMENDMENTS OR SUPPLEMENTS THERETO) AND ANY OTHER RELEVANT DOCUMENTS IN CONNECTION WITH THE TRANSACTION THAT WEALTHBRIDGE ACQUISITION LIMITED WILL FILE WITH THE SEC WHEN THEY BECOME AVAILABLE BECAUSE THEY WILL CONTAIN IMPORTANT INFORMATION ABOUT WEALTHBRIDGE ACQUISITION LIMITED, SCIENJOY AND THE TRANSACTION. The preliminary proxy statement, the definitive proxy statement (when it becomes available) and other relevant materials in connection with the transaction (when they become available), and any other documents filed by us with the SEC, may be obtained free of charge at the SEC’s website (www.sec.gov) or by writing to us at Flat A, 6/F, Block A, Tonnochy Towers, No. 272 Jaffe Road, Wanchai, Hong Kong.

The outbreak of the COVID-19 coronavirus has resulted in a widespread health crisis that has adversely affected the economies and financial markets worldwide. The extent to which COVID-19 impacts the Acquisition will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of COVID-19 and the actions to contain COVID-19 or treat its impact, among others. We may be unable to complete the Acquisition or another business combination if continued concerns relating to COVID-19 restrict travel and limit the ability to have meetings with potential investors, or if the target company’s personnel, vendors and services providers are unavailable to negotiate and consummate a transaction in a timely manner.

Recent Developments

On January 28, 2020, the Company issued a $575,000 Note to Scienjoy, pursuant to which such amount was deposited into the Company’s Trust Account in order to extend the amount of time the Company has available to complete a Business Combination from February 8, 2020 to May 8, 2020. The Note is non-interest bearing and is payable upon the closing of a Business Combination. In addition, the Note may be converted, at the lender’s discretion, into additional Private Units at a price of $10.00 per unit.

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

Effecting an Acquisition Transaction

General

We are not presently engaged in, and we will not engage in, any substantive commercial business until the closing of a business combination. We intend to utilize cash derived from the proceeds of the IPO and the Private Placements, our capital stock, debt or a combination of these in effecting our initial business combination. Although substantially all of the net proceeds of the IPO and the Private Placements are intended to be applied generally toward effecting a business combination, the proceeds are not otherwise being designated for any more specific purposes. Accordingly, investors in the IPO were investing without first having an opportunity to evaluate the specific merits or risks of any one or more business combinations.

Fair Market Value of Target Business

Pursuant to Nasdaq listing rules, our initial business combination must occur with one or more target businesses having an aggregate fair market value equal to at least 80% of the value of the funds in the trust account (excluding any deferred underwriter’s fees and taxes payable on the income earned on the trust account), which we refer to as the 80% test, at the time of the execution of a definitive agreement for our initial business combination, although we may structure a business combination with one or more target businesses whose fair market value significantly exceeds 80% of the trust account balance. We believe Scienjoy satisfies this test.

Shareholder Approval of Business Combination

In connection with the proposed business combination with Scienjoy, we are seeking shareholder approval of the Acquisition. At the meeting called for such purpose, public shareholders may seek to convert their public shares, regardless of whether they vote for or against the proposed business combination, into their pro rata share of the aggregate amount then on deposit in the trust account (net of taxes payable). Our initial shareholders have agreed, pursuant to written letter agreements with us, not to convert any public shares held by them into their pro rata share of the aggregate amount then on deposit in the trust account. We will consummate our initial business combination only if we have net tangible assets of at least $5,000,001 upon such consummation and, solely if we seek shareholder approval, a majority of the issued and outstanding ordinary shares voted are voted in favor of the business combination. We chose our net tangible asset threshold of $5,000,001 to ensure that we would avoid being subject to Rule 419 promulgated under the Securities Act.

Our initial shareholders and our officers and directors have agreed (1) to vote any ordinary shares owned by them in favor of any proposed business combination, (2) not to convert any ordinary shares in connection with a shareholder vote to approve a proposed initial business combination and (3) not sell any ordinary shares in any tender in connection with a proposed initial business combination. As a result, if only a quorum is present at the meeting at which we sought shareholder approval of the proposed Acquisition, we would need only 126,876 of our public shares (or approximately 2.5% of our public shares) to be voted in favor of the transaction in order to have such transaction approved.

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

Ability to Extend Time to Complete Business Combination

If we anticipate that we may not be able to consummate our initial business combination by May 8, 2020, we may, but are not obligated to, extend the period of time to consummate a business combination twice by an additional three months each time (for a total of up to 21 months to complete a business combination). Pursuant to the terms of our amended and restated memorandum and articles of association and the trust agreement entered into between us and Continental Stock Transfer & Trust Company, LLC simultaneously with the closing of the IPO, in order to extend the time available for us to consummate our initial business combination, our insiders or their affiliates or designees, upon five days advance notice prior to the applicable deadline, must deposit into the trust account $575,000 ($0.10 per share), on or prior to the date of the applicable deadline. The insiders or their affiliates or designees will receive a non-interest bearing, unsecured promissory note equal to the amount of any such deposit that will not be repaid in the event that we are unable to close a business combination unless there are funds available outside the trust account to do so. Such notes would either be paid upon consummation of our initial business combination, or, at the lender’s discretion, converted upon consummation of our business combination into additional private units at a price of $10.00 per unit. Our shareholders have approved the issuance of the private units upon conversion of such notes, to the extent the holder wishes to so convert such notes at the time of the consummation of our initial business combination. In the event that we receive notice from our insiders five days prior to the applicable deadline of their intent to effect an extension, we intend to issue a press release announcing such intention at least three days prior to the applicable deadline. In addition, we intend to issue a press release the day after the applicable deadline announcing whether or not the funds had been timely deposited. Our insiders and their affiliates or designees are not obligated to fund the trust account to extend the time for us to complete our initial business combination. To the extent that some, but not all, of our insiders, decide to extend the period of time to consummate our initial business combination, such insiders (or their affiliates or designees) may deposit the entire amount required.

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

Automatic Liquidation if No Business Combination

If we do not complete a business combination by May 8, 2020, it will trigger our automatic winding up, dissolution and liquidation pursuant to the terms of our amended and restated memorandum and articles of association. As a result, this has the same effect as if we had formally gone through a voluntary liquidation procedure under the Companies Law. Accordingly, no vote would be required from our shareholders to commence such a voluntary winding up, dissolution and liquidation. However, if we anticipate that we may not be able to consummate our initial business combination by May 8, 2020, we may, but are not obligated to, extend the period of time to consummate a business combination twice by an additional three months each time (for a total of up to 21 months to complete a business combination). Pursuant to the terms of our amended and restated memorandum and articles of association and the trust agreement entered into between us and Continental Stock Transfer & Trust Company, LLC, in order to extend the time available for us to consummate our initial business combination, our insiders or their affiliates or designees, upon five days advance notice prior to the applicable deadline, must deposit into the trust account $575,000 ($0.10 per share), on or prior to the date of the applicable deadline. The insiders will receive a non-interest bearing, unsecured promissory note equal to the amount of any such deposit that will not be repaid in the event that we are unable to close a business combination unless there are funds available outside the trust account to do so. Such notes would either be paid upon consummation of our initial business combination, or, at the lender’s discretion, converted upon consummation of our business combination into additional private units at a price of $10.00 per unit. Our shareholders have approved the issuance of the private units upon conversion of such notes, to the extent the holder wishes to so convert such notes at the time of the consummation of our initial business combination. In the event that we receive notice from our insiders five days prior to the applicable deadline of their intent to effect an extension, we intend to issue a press release announcing such intention at least three days prior to the applicable deadline. In addition, we intend to issue a press release the day after the applicable deadline announcing whether or not the funds had been timely deposited. Our insiders and their affiliates or designees are not obligated to fund the trust account to extend the time for us to complete our initial business combination. To the extent that some, but not all, of our insiders, decide to extend the period of time to consummate our initial business combination, such insiders (or their affiliates or designees) may deposit the entire amount required. If we are unable to consummate our initial business combination within such time period, we will, as promptly as possible but not more than ten business days thereafter, redeem 100% of our outstanding public shares for a pro rata portion of the funds held in the trust account, including a pro rata portion of any interest earned on the funds held in the trust account and not necessary to pay our taxes, and then seek to liquidate and dissolve. However, we may not be able to distribute such amounts as a result of claims of creditors which may take priority over the claims of our public shareholders. In the event of our dissolution and liquidation, the public rights will expire and will be worthless.

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

Not Applicable.

part II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our units began to trade on the Nasdaq Capital Market, or Nasdaq, under the symbol “HHHHU” on February 6, 2019. The ordinary shares, warrants and rights comprising the units began separate trading on Nasdaq on March 7, 2019, under the symbols “HHHH”, “HHHHW” and “HHHHR”, respectively.

Holders of Record

At March 6, 2020, there were 7,457,500 of our ordinary shares issued and outstanding held by nine shareholders of record. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of ordinary shares whose shares are held in the names of various security brokers, dealers, and registered clearing agencies.

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

Proposed Business Combination

On October 28, 2019, we entered into a share exchange agreement (as may be amended or supplemented from time to time, the “Share Exchange Agreement”) with Scienjoy, Lavacano Holdings Limited (“Lavacano”), WBY Entertainment Holdings Ltd. (“WBY,” together with Lavacano, the “Sellers”, and each “Seller”).

Upon the closing of the transactions contemplated in the Share Exchange Agreement, we will acquire 100% of the issued and outstanding securities of Scienjoy, in exchange for approximately 16.4 million ordinary shares, of which 1.64 million ordinary shares are to be issued and held in escrow to satisfy any indemnification obligations of the Sellers. Additionally, the Sellers may be entitled to receive earnout shares as follows: (1) if Scienjoy’s net income before tax for the year ended December 31, 2019 is greater than or equal to either US$20,900,000 or RMB 140,000,000, the Sellers will be entitled to receive 3,000,000 ordinary shares; (2) if Scienjoy’s net income before tax for the year ended December 31, 2020 is greater than or equal to either US$28,300,000 or RMB 190,000,000, the Sellers will be entitled to receive 3,000,000 ordinary shares; and (3) if Scienjoy’s net income before tax for the year ended December 31, 2021 is greater than or equal to either US$35,000,000 or RMB 235,000,000, the Sellers will be entitled to receive 3,000,000 ordinary shares.

Notwithstanding the net income before tax achieved by the post-transaction company for any period, the Sellers will receive (i) 3,000,000 earnout shares if the share price of the Company is higher than $15.00 for any sixty days in any period of ninety consecutive trading days during an twelve month period following the closing; (ii) 3,000,000 earnout shares if the share price of the Company is higher than $20.00 for any sixty days in any period of ninety consecutive trading days between the 13th month and 24th month following the Closing, and (iii) 3,000,000 earnout shares if the share price of the Company is higher than $25.00 for any sixty days in any period of ninety consecutive trading between the 25th month and 36th month following the Closing.

On January 28, 2020, we issued a $575,000 Note to Scienjoy, pursuant to which such amount was deposited into our Trust Account in order to extend the amount of time we have available to complete a Business Combination from February 8, 2020 to May 8, 2020. The Note is non-interest bearing and is payable upon the closing of a Business Combination. In addition, the Note may be converted, at the lender’s discretion, into additional Private Units at a price of $10.00 per unit.

The outbreak of the COVID-19 coronavirus has resulted in a widespread health crisis that has adversely affected the economies and financial markets worldwide. The extent to which COVID-19 impacts the Acquisition will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of COVID-19 and the actions to contain COVID-19 or treat its impact, among others. We may be unable to complete the Acquisition or another business combination if continued concerns relating to COVID-19 restrict travel and limit the ability to have meetings with potential investors, or if the target company’s personnel, vendors and services providers are unavailable to negotiate and consummate a transaction in a timely manner.

Anticipated Accounting Treatment

The Business Combination will be accounted for as a reverse merger in accordance with U.S. GAAP. Under this method of accounting, we will be treated as the “acquired” company for financial reporting purposes. This determination was primarily based on the holders of Scienjoy expecting to have a majority of the voting power of the post-combination company, Scienjoy senior management comprising substantially all of the senior management of the post-combination company, the relative size of Scienjoy compared to us, and Scienjoy operations comprising the ongoing operations of the post-combination company. Accordingly, for accounting purposes, the Business Combination will be treated as the equivalent of Scienjoy issuing stock for our net assets, accompanied by a recapitalization. Our net assets will be stated at historical cost, with no goodwill or other intangible assets recorded. Operations prior to the Business Combination will be those of Scienjoy.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from inception to December 31, 2019 were organizational activities and those necessary to prepare for the Initial Public Offering, described below, and, after our Initial Public Offering, identifying a target company for a Business Combination and activities in connection with the potential acquisition of Scienjoy. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We are incurring expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the year ended December 31, 2019, we had net income of $151,393, which consisted of interest earned on marketable securities held in the Trust Account of $1,085,110 and an unrealized gain on marketable securities held in the Trust Account of $3,028, offset by operating costs of $936,745.

For the period from May 2, 2018 (inception) through December 31, 2018, we had a net loss of $60,837, which consisted of operating and formation costs.

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

For the year ended December 31, 2019, cash used in operating activities was $715,669. Net income of $151,393 was offset by interest earned on marketable securities held in the Trust Account of $1,085,110 and an unrealized gain on marketable securities held in the Trust Account of $3,028. Changes in operating assets and liabilities provided $221,076 of cash for operating activities.

For the period ended December 31, 2018, cash used in operating activities was $60,837, which was comprised of the net loss for the period.

At December 31, 2019, we had marketable securities held in the Trust Account of $58,588,138 (including approximately $1,088,000 of interest income and unrealized gains). We intend to use substantially all of the funds held in the trust account to acquire a target business or businesses and to pay our expenses relating thereto. To the extent that our share capital is used in whole or in part as consideration to effect our initial business combination, the remaining proceeds held in the trust account will be used as working capital to finance the operations of the target business. Such working capital funds could be used in a variety of ways including continuing or expanding the target business’ operations, for strategic acquisitions and for marketing, research and development of existing or new products. Such funds could also be used to repay any operating expenses or finders’ fees which we had incurred prior to the completion of our initial business combination if the funds available to us outside of the trust account were insufficient to cover such expenses.

At December 31, 2019, we had cash of $11,610 held outside the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a business combination.

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

We have a promissory note with Kenn Nice Communications Limited, pursuant to which we can borrow up to an aggregate amount of $800,000. The promissory note is non-interest bearing, unsecured and due upon the consummation of a business combination. As of December 31, 2019, there was $465,641 outstanding under the promissory note.

Off-balance sheet financing arrangements

We have no obligations, assets or liabilities which would be considered off-balance sheet arrangements as of December 31, 2019. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

In addition, we entered into an agreement with Chardan to provide financial advisory services to us in connection with the identification of and negotiation with potential targets, assistance with due diligence, marketing, financial analyses and investor relations. In the event a Business Combination is consummated, we shall pay Chardan an aggregate fee based on the Aggregate Value (as defined in the agreement) of the Business Combination immediately following the closing of the Business Combination in the form of newly issued shares.

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

Ordinary shares subject to redemption

We account for our ordinary shares subject to possible conversion in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. Our ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity section of our balance sheets.

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

Recent accounting pronouncements

Management does not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on our financial statements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of the period ended December 31, 2019, we were not subject to any market or interest rate risk. Following the consummation of our Initial Public Offering, the net proceeds of our Initial Public Offering, including amounts in deposited in the trust account, may be invested in U.S. government treasury bills, notes or bonds with a maturity of 180 days or less, or in certain money market funds that invest solely in U.S. treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk when and if the net proceeds are invested in such securities.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

This information appears following Item 15 of this Report and is included herein by reference.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the principal executive officer and principal financial and accounting officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our principal executive officer and principal financial and accounting officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of December 31, 2019, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of December 31, 2019, our disclosure controls and procedures were effective.

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

None.

part III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth information about our directors and executive officers as of March 6, 2020.

Name	Age	Position
Yongsheng Liu	50	Chairman, Chief Executive Officer and Director
Xiaoyan Tang	49	Chief Financial Officer
Ray Chen	54	Chief Operating Officer
Jining Li	62	Director
Kinpui Choi	65	Director
Weiping Chen	62	Director
Simin Xie	63	Director

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

Board Committees

The Board has a standing audit, nominating and compensation committee, which were established at the closing of our initial public offering. The independent directors oversee director nominations. Each committee has a charter, which was filed with the SEC as exhibits to the Registration Statement on Form S-1 on February 5, 2019.

Audit Committee

The Audit Committee, which is established in accordance with Section 3(a)(58)(A) of the Exchange Act, engages Company’s independent accountants, reviewing their independence and performance; reviews the Company’s accounting and financial reporting processes and the integrity of its financial statements; the audits of the Company’s financial statements and the appointment, compensation, qualifications, independence and performance of the Company’s independent auditors; the Company’s compliance with legal and regulatory requirements; and the performance of the Company’s internal audit function and internal control over financial reporting. The Audit Committee held six meetings during 2019.

The members of the Audit Committee are Kinpui Choi, Weiping Chen, and Simin Xie, each of whom is an independent director under NASDAQ’s listing standards. Kinpui Choi is the Chairperson of the audit committee. The Board has determined that both Kinpui Choi qualify as an “audit committee financial expert,” as defined under the rules and regulations of the SEC.

Nominating Committee

The Nominating Committee is responsible for overseeing the selection of persons to be nominated to serve on our Board. Specifically, the Nominating Committee makes recommendations to the Board regarding the size and composition of the Board, establishes procedures for the director nomination process and screens and recommends candidates for election to the Board. On an annual basis, the Nominating Committee recommends for approval by the Board certain desired qualifications and characteristics for board membership. Additionally, the Nominating Committee establishes and administers a periodic assessment procedure relating to the performance of the Board as a whole and its individual members. The Nominating Committee will consider a number of qualifications relating to management and leadership experience, background and integrity and professionalism in evaluating a person’s candidacy for membership on the Board. The Nominating Committee may require certain skills or attributes, such as financial or accounting experience, to meet specific board needs that arise from time to time and will also consider the overall experience and makeup of its members to obtain a broad and diverse mix of board members. The nominating committee does not distinguish among nominees recommended by shareholders and other persons. The Nominating Committee held no meetings during 2019.

The members of the Nominating Committee are Kinpui Choi, Weiping Chen, and Simin Xie, each of whom is an independent director under NASDAQ’s listing standards. Kinpui Choi is the Chairperson of the Nominating Committee.

Compensation Committee

The Compensation Committee reviews annually the Company’s corporate goals and objectives relevant to the officers’ compensation, evaluates the officers’ performance in light of such goals and objectives, determines and approves the officers’ compensation level based on this evaluation; makes recommendations to the Board regarding approval, disapproval, modification, or termination of existing or proposed employee benefit plans, makes recommendations to the Board with respect to non-CEO and non-CFO compensation and administers the Company’s incentive-compensation plans and equity-based plans. The Compensation Committee has the authority to delegate any of its responsibilities to subcommittees as it may deem appropriate in its sole discretion. The chief executive officer of the Company may not be present during voting or deliberations of the Compensation Committee with respect to his compensation. The Company’s executive officers do not play a role in suggesting their own salaries. Neither the Company nor the Compensation Committee has engaged any compensation consultant who has a role in determining or recommending the amount or form of executive or director compensation. The Compensation Committee held no meetings during 2019.

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

Based solely on our review of such forms furnished to us and written representations from certain reporting persons, we believe that all filing requirements applicable to our executive officers, directors and greater than 10% beneficial owners were filed in a timely manner.

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

The following table sets forth as of March 6, 2020 the number of ordinary shares beneficially owned by (i) each person who is known by us to be the beneficial owner of more than five percent of our issued and outstanding ordinary shares (ii) each of our officers and directors; and (iii) all of our officers and directors as a group. As of March 6, 2020, we had 7,457,500 ordinary shares issued and outstanding.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all ordinary shares beneficially owned by them. The following table does not reflect record of beneficial ownership of any ordinary shares issuable upon exercise of the warrants or conversion of rights, as the warrants are not exercisable within 60 days of March 6, 2020 and the rights are not convertible within 60 days of March 6, 2020.

Name and Address of Beneficial Owner(1)	Amount and Nature of Beneficial Ownership of Ordinary Shares	Approximate Percentage of Outstanding Shares of Ordinary Shares
Oriental Holdings Limited (2)	1,470,000	19.71%
Yongsheng Liu	143,750	1.93%
Xiaoyan Tang	12,500	*
Ray Chen	6,250	*
Jining Li (3)	1,470,000	19.71%
Kinpui Choi	12,500	*
Weiping Chen	12,500	*
Simin Xie	12,500	*
Yuehai Zhou	12,500	*
Zhean Bao	25,000	*
Boothbay Absolute Return Strategies LP(4)	375,000	5.03%
Boothbay Fund Management, LLC(4)	375,000	5.03%
Ari Glass(4)	375,000	5.03%
Periscope Capital Inc.(5)	436,661	5.86%
Basso SPAC Fund LLC(6)	431,539	5.79%
Basso Management, LLC(6)	431,539	5.79%
Basso Capital Management, L.P.(6)	431,539	5.79%
Basso GP, LLC(6)	431,539	5.79%
Howard I. Fischer(6)	431,539	5.79%
Hudson Bay Capital Management LP(7)	425,000	5.70%
Sander Gerber(7)	425,000	5.70%
Mizuho Financial Group, Inc.(8)	656,400	8.80%
All directors and officers as a group (7 individuals)	1,670,000	22.39%

*	Less than 1%.

(1)	Unless otherwise indicated, the business address of each of the individuals is c/o Wealthbridge Acquisition Limited, Flat A, 6/F, Block A, Tonnochy Towers, No. 272 Jaffe Road, Wanchai, Hong Kong.

(2)	Mr. Jining Li and Mr. Yongsheng Liu jointly own, and Jining Li controls, Oriental Holdings Limited, our sponsor.

(3)	Mr. Jining Li has voting and dispositive power over the shares owned by Oriental Holdings Limited.

(4)	Based on a Schedule 13G filed by the reporting persons. The address for the reporting persons is 810 7th Avenue, Suite 615, New York, NY 10019-5818. Boothbay Absolute Return Strategies LP, a Delaware limited partnership (the “Fund”), is managed by Boothbay Fund Management, LLC, a Delaware limited liability company (the “Adviser”). The Adviser, in its capacity as the investment manager of the Fund, has the power to vote and the power to direct the disposition of all Units held by the Fund. Ari Glass is the Managing Member of the Adviser. Shares reported may be deemed beneficially owned by Boothbay Absolute Return Strategies LP, Boothbay Fund Management, LLC and Ari Glass.

(5)	Based on a Schedule 13G filed by the reporting person. The address for the reporting persons is 333 Bay Street, Suite 1240, Toronto, Ontario, Canada M5H 2R2. Periscope Capital Inc. (“Periscope”), which is the beneficial owner of 334,700 Ordinary Shares, acts as investment manager of, and exercises investment discretion with respect to, certain private investment funds (each, a “Periscope Fund”) that collectively directly own 101,961 Ordinary Shares.

(6)	Based on a Schedule 13G filed by the reporting persons. The address for the reporting persons is 1266 East Main Street, Fourth Floor, Stamford, Connecticut 06902. Basso Management, LLC (“Basso Management”) is the manager of Basso SPAC Fund LLC (“Basso SPAC”). Basso Capital Management, L.P. (“BCM”) serves as the investment manager of Basso SPAC. Basso GP, LLC (Basso GP”) is the general partner of BCM. Howard I. Fischer is the sole portfolio manager for Basso SPAC, the Chief Executive Officer and a founding partner of BCM, and a member of each of Basso Management and Basso GP. Accordingly, each of Basso Management, BCM, Basso GP and Howard I. Fischer may be deemed to indirectly beneficially own the Shares reported herein.

(7)	Based on a Schedule 13G filed by the reporting persons. The address for the reporting persons is 777 Third Avenue, 30th Floor, New York, NY 10017. Hudson Bay Capital Management LP (the “Investment Manager”) serves as the investment manager to Hudson Bay Master Fund Ltd. Tech Opportunities LLC, in whose name the securities reported herein are held, is controlled by Hudson Bay Master Fund Ltd. As such, the Investment Manager may be deemed to be the beneficial owner of all securities held by Tech Opportunities LLC. Sander Gerber serves as the managing member of Hudson Bay Capital GP LLC, which is the general partner of the Investment Manager. Mr. Gerber disclaims beneficial ownership of these securities.

(8)	Based on a Schedule 13G filed by the reporting person. The address for the reporting persons is –5–5, Otemachi, Chiyoda–ku, Tokyo 100–8176, Japan. Mizuho Financial Group, Inc., Mizuho Bank, Ltd. and Mizuho Americas LLC may be deemed to be indirect beneficial owners of said equity securities directly held by Mizuho Securities USA LLC which is their wholly-owned subsidiary.

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

Other than $10,000 per month to Oriental Holdings Limited for its general and administrative services, which includes the HKD$50,000 (or approximately USD$6,370 based on an exchange rate of HKD$7.85 to USD$1.00 on March 29, 2019) has been paid since July 2018 to Yongsheng Liu, our Chief Executive Officer, for his services to us, no compensation or fees of any kind, including finder’s fees, consulting fees or other similar compensation, will be paid to any of our initial shareholders, officers or directors who owned our ordinary shares prior to the IPO, or to any of their respective affiliates, prior to or with respect to the business combination (regardless of the type of transaction that it is).

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

On January 28, 2020, the Company issued a $575,000 Note to Scienjoy, pursuant to which such amount was deposited into the Company’s Trust Account in order to extend the amount of time the Company has available to complete a Business Combination from February 8, 2020 to May 8, 2020. The Note is non-interest bearing and is payable upon the closing of a Business Combination. In addition, the Note may be converted, at the lender’s discretion, into additional Private Units at a price of $10.00 per unit.

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

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided by Marcum in connection with regulatory filings. The aggregate fees billed by Marcum for professional services rendered for the audit of our annual financial statements, review of the financial information included in our Forms 10-Q for the respective periods and other required filings with the SEC for the year ended December 31, 2019 and for the period from May 2, 2018 (inception) through December 31, 2018 totaled approximately $75,000 and $42,500, respectively. The above amounts include interim procedures and audit fees, as well as attendance at audit committee meetings.

Audit-Related Fees. Audit-related services consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. For the year ended December 31, 2019 and for the period from May 2, 2018 (inception) through December 31, 2018, we incurred approximately $11,300 and no fees, respectively.

Tax Fees. We did not pay Marcum for tax planning and tax advice for the year ended December 31, 2019 and for the period from May 2, 2018 (inception) through December 31, 2018.

All Other Fees. We did not pay Marcum for other services for the year ended December 31, 2019 and for the period from May 2, 2018 (inception) through December 31, 2018.

Pre-Approval Policy

Our audit committee was formed upon the consummation of our Initial Public Offering. As a result, the audit committee did not pre-approve all of the foregoing services, although any services rendered prior to the formation of our audit committee were approved by our board of directors. All services subsequent to the formation of the audit committee have been approved by the audit committee.

part IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statements:

(1)	Financial Statements:

(2)	All supplemental schedules have been omitted since the information is either included in the financial statements or the notes thereto or they are not required or are not applicable
(3)	See attached Exhibit Index of this Annual Report on Form 10-K

(b)	Exhibits

Exhibit No.	Description

1.1	Underwriting Agreement, dated February 5, 2019, by and between the Registrant and Chardan Capital Markets, LLC (incorporated by reference to Exhibit 1.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on February 11, 2019)

2.1	Share Exchange Agreement dated October 28, 2019 (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on November 01, 2019)

3.1	Amended and Restated Memorandum and Articles of Association (incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-1 filed with the Securities & Exchange Commission on December 21, 2018)

4.1	Specimen Unit Certificate (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-1 filed with the Securities & Exchange Commission on December 21, 2018)

4.2	Specimen Ordinary Share Certificate (incorporated by reference to Exhibit 4.2 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on December 21, 2018)

4.3	Specimen Warrant Certificate (incorporated by reference to Exhibit 4.3 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on December 21, 2018)

4.4	Specimen Right Certificate (incorporated by reference to Exhibit 4.4 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on December 21, 2018)

4.5	Warrant Agreement, dated February 5, 2019, by and between Continental Stock Transfer & Trust Company, LLC and the Registrant (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on February 11, 2019)

4.6	Rights Agreement, dated February 5, 2019, by and between Continental Stock Transfer & Trust Company, LLC and the Registrant (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on February 11, 2019)

4.7	Form of Unit Purchase Option between the Registrant and Chardan Capital Markets, LLC (incorporated by reference to Exhibit 4.3 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on February 11, 2019)

10.1	Letter Agreements by and between the Registrant and each of the initial shareholders, officers and directors of the Registrant (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on February 11, 2019)

10.2	Investment Management Trust Account Agreement, dated February 5, 2019, by and between Continental Stock Transfer & Trust Company, LLC and the Registrant (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on February 11, 2019)

10.3	Stock Escrow Agreement, dated February 5, 2019, among the Registrant, Continental Stock Transfer & Trust Company, LLC, and the initial shareholders (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on February 11, 2019)

10.4	Registration Rights Agreement, dated February 5, 2019, among the Registrant, Continental Stock Transfer & Trust Company, LLC and the initial shareholders (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on February 11, 2019)

10.5	Form of Subscription Agreement among the Registrant, the Initial Shareholders and Chardan Capital Markets, LLC (incorporated by reference to Exhibit 10.5 to the Registration Statement on Form S-1 filed with the Securities & Exchange Commission on December 21, 2018)

10.6	Promissory Note in the principal amount of $575,000 dated January 28, 2020

14	Form of Code of Ethics (incorporated by reference to Exhibit 14 to the Registration Statement on Form S-1 filed with the Securities & Exchange Commission on December 21, 2018)

99.1	Form of Audit Committee Charter (incorporated by reference to Exhibit 99.1 to the Registration Statement on Form S-1 filed with the Securities & Exchange Commission on December 21, 2018)

99.2	Form of Nominating Committee Charter (incorporated by reference to Exhibit 99.2 to the Registration Statement on Form S-1 filed with the Securities & Exchange Commission on December 21, 2018)

99.3	Form of Compensation Committee Charter (incorporated by reference to Exhibit 99.3 to the Registration Statement on Form S-1 filed with the Securities & Exchange Commission on December 21, 2018)

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WEALTHBRIDGE ACQUISITION LIMITED

Dated: March 20, 2020	By:	/s/ Yongsheng Liu
	Name:	Yongsheng Liu
	Title:	Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Yongsheng Liu	Chief Executive Officer (Principal executive officer) and Director	March 20, 2020
Yongsheng Liu

/s/ Xiaoyan Tang	Chief Financial Officer (Principal financial and accounting officer)	March 20, 2020
Xiaoyan Tang	and Director

/s/ Ray Chen	Chief Operating Officer	March 20, 2020
Ray Chen

/s/ Jining Li	Director	March 20, 2020
Jining Li

/s/ Kinpui Choi	Independent Director	March 20, 2020
Kinpui Choi

/s/ Weiping Chen	Independent Director	March 20, 2020
Weiping Chen

/s/ Simin Xie	Independent Director	March 20, 2020
Simin Xie

EXHIBIT INDEX

Exhibit No.	Description

1.1	Underwriting Agreement, dated February 5, 2019, by and between the Registrant and Chardan Capital Markets, LLC (incorporated by reference to Exhibit 1.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on February 11, 2019)

2.1	Share Exchange Agreement dated October 28, 2019 (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on November 01, 2019)

3.1	Amended and Restated Memorandum and Articles of Association (incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-1 filed with the Securities & Exchange Commission on December 21, 2018)

4.1	Specimen Unit Certificate (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-1 filed with the Securities & Exchange Commission on December 21, 2018)

4.2	Specimen Ordinary Share Certificate (incorporated by reference to Exhibit 4.2 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on December 21, 2018)

4.3	Specimen Warrant Certificate (incorporated by reference to Exhibit 4.3 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on December 21, 2018)

4.4	Specimen Right Certificate (incorporated by reference to Exhibit 4.4 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on December 21, 2018)

4.5	Warrant Agreement, dated February 5, 2019, by and between Continental Stock Transfer & Trust Company, LLC and the Registrant (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on February 11, 2019)

4.6	Rights Agreement, dated February 5, 2019, by and between Continental Stock Transfer & Trust Company, LLC and the Registrant (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on February 11, 2019)

4.7	Form of Unit Purchase Option between the Registrant and Chardan Capital Markets, LLC (incorporated by reference to Exhibit 4.3 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on February 11, 2019)

10.1	Letter Agreements by and between the Registrant and each of the initial shareholders, officers and directors of the Registrant (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on February 11, 2019)

10.2	Investment Management Trust Account Agreement, dated February 5, 2019, by and between Continental Stock Transfer & Trust Company, LLC and the Registrant (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on February 11, 2019)

10.3	Stock Escrow Agreement, dated February 5, 2019, among the Registrant, Continental Stock Transfer & Trust Company, LLC, and the initial shareholders (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on February 11, 2019)

10.4	Registration Rights Agreement, dated February 5, 2019, among the Registrant, Continental Stock Transfer & Trust Company, LLC and the initial shareholders (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on February 11, 2019)

Exhibit No.	Description
10.5	Form of Subscription Agreement among the Registrant, the Initial Shareholders and Chardan Capital Markets, LLC (incorporated by reference to Exhibit 10.5 to the Registration Statement on Form S-1 filed with the Securities & Exchange Commission on December 21, 2018)

10.6	Promissory Note in the principal amount of $575,000 dated January 28, 2020

14	Form of Code of Ethics (incorporated by reference to Exhibit 14 to the Registration Statement on Form S-1 filed with the Securities & Exchange Commission on December 21, 2018)

99.1	Form of Audit Committee Charter (incorporated by reference to Exhibit 99.1 to the Registration Statement on Form S-1 filed with the Securities & Exchange Commission on December 21, 2018)

99.2	Form of Nominating Committee Charter (incorporated by reference to Exhibit 99.2 to the Registration Statement on Form S-1 filed with the Securities & Exchange Commission on December 21, 2018)

99.3	Form of Compensation Committee Charter (incorporated by reference to Exhibit 99.3 to the Registration Statement on Form S-1 filed with the Securities & Exchange Commission on December 21, 2018)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

WEALTHBRIDGE ACQUISITION LIMITED

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Wealthbridge Acquisition Limited

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Wealthbridge Acquisition Limited (the “Company”) as of December 31, 2019 and 2018, the related statements of operations, changes in shareholders’ equity (deficit) and cash flows for the year ended December 31, 2019 and for the period from May 2, 2018 (inception) through December 31, 2018, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for the year ended December 31, 2019 and for the period from May 2, 2018 (inception) through December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Marcum LLP

Marcum LLP

We have served as the Company’s auditor since 2018.

New York, NY

March 20, 2020

WEALTHBRIDGE ACQUISITION LIMITED

BALANCE SHEETS

	December 31,	December 31,
	2019	2018

ASSETS
Current Assets
Cash	$11,610	$52,937
Prepaid expenses	833	—
Total Current Assets	12,443	52,937

Marketable securities held in Trust Account	58,588,138	—
Deferred offering costs	—	314,146
Total Assets	$58,600,581	$367,083

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Accounts payable and accrued expenses	$221,909	$—
Advance from related party	—	12,820
Promissory note – related party	—	390,000
	221,909	402,820

Promissory note – related party	465,641	—
Deferred underwriting fees	2,012,500	—
Total Liabilities	2,700,050	402,820

Commitments

Ordinary shares subject to possible redemption, 4,995,517 shares at redemption value at December 31, 2019	50,900,529	—

Shareholders’ Equity (Deficit)
Ordinary shares, no par value; unlimited shares authorized; 2,461,983 and 1,437,500 shares issued and outstanding (excluding 4,995,517 and no shares subject to possible redemption) at December 31, 2019 and 2018, respectively	4,909,446	25,100
Retained earnings/(Accumulated deficit)	90,556	(60,837)
Total Shareholders’ Equity (Deficit)	5,000,002	(35,737)
Total Liabilities and Shareholders’ Equity (Deficit)	$58,600,581	$367,083

The accompanying notes are an integral part of the financial statements.

WEALTHBRIDGE ACQUISITION LIMITED

STATEMENTS OF OPERATIONS

	Year Ended December 31,	For the Period from May 2, 2018 (inception) Through December 31,
	2019	2018

Operating costs	$936,745	$60,837
Loss from operations	(936,745)	(60,837)

Other income:
Interest income on marketable securities held in Trust Account	1,085,110	—
Unrealized gain on marketable securities held in Trust Account	3,028	—
Net income (loss)	$151,393	$(60,837)

Weighted average shares outstanding, basic and diluted (1)	2,276,509	1,250,000

Basic and diluted net loss per ordinary share (2)	$(0.35)	$(0.05)

(1)	Excludes an aggregate of 4,995,517 shares subject to redemption at December 31, 2019. At December 30, 2018, such amount excluded an aggregate of up to 187,500 shares subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriters.

(2)	Net loss per ordinary share – basic and diluted excludes income attributable to ordinary shares subject to possible redemption of $945,374 for the year ended December 31, 2019.

The accompanying notes are an integral part of the financial statements.

WEALTHBRIDGE ACQUISITION LIMITED

STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

	Ordinary Shares		Retained Earnings/ (Accumulated	Total Shareholders’ Equity
	Shares	Amount	Deficit)	(Deficit)
Balance – May 2, 2018 (inception)	—	$—	$—	$—

Issuance of ordinary shares to initial shareholders	1,437,500	25,100	—	25,100

Net loss	—	—	(60,837)	(60,837)

Balance – December 31, 2018	1,437,500	25,100	(60,837)	(35,737)

Sale of 5,750,000 Units, net of underwriting discounts and offering expenses	5,750,000	53,084,775	—	53,084,775

Sale of 270,000 Private Units	270,000	2,700,000	—	2,700,000

Proceeds from the sale of unit purchase option	—	100	—	100

Ordinary shares subject to possible redemption	(4,995,517)	(50,900,529)	—	(50,900,529)

Net income	—	—	151,393	151,393

Balance – December 31, 2019	2,461,983	$4,909,446	$90,556	$5,000,002

The accompanying notes are an integral part of the financial statements.

WEALTHBRIDGE ACQUISITION LIMITED

STATEMENTS OF CASH FLOWS

	Year Ended December 31, 2019	For the Period from May 2, 2018 (inception) Through December 31, 2018
Cash flows from operating activities:
Net income (loss)	$151,393	$(60,837)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Interest earned on securities held in Trust Account	(1,085,110)	—
Unrealized gain on securities held in Trust Account	(3,028)	—
Changes in operating assets and liabilities:
Prepaid expenses	(833)	—
Accounts payable and accrued expenses	221,909	—
Net cash used in operating activities	(715,669)	(60,837)

Cash flows from investing activities:
Investment of cash in Trust Account	(57,500,000)	—
Net cash used in investing activities	(57,500,000)	—

Cash flows from financing activities:
Proceeds from sale of Units, net of underwriting discount paid	55,775,000	—
Proceeds from sale of Private Units	2,700,000	—
Proceeds from sale of unit purchase option	100	—
Proceeds from issuance of ordinary shares to initial shareholders	—	25,100
Proceeds from promissory note – related party	100,831	402,820
Repayment of promissory note – related party	(50,831)	—
Advances from related party	12,821	—
Payment of offering costs	(363,579)	(314,416)
Net cash provided by financing activities	58,174,342	113,774

Net change in cash	(41,327)	52,937
Cash at beginning of period	52,937	—
Cash at end of period	$11,610	$52,937

Non-cash investing and financing activities:
Initial classification of ordinary shares subject to possible redemption	$50,740,740	$—
Change in value of ordinary shares subject to possible redemption	$159,789	$—
Deferred underwriting fee payable	$2,012,500	$—
Conversion of advances and short-term promissory notes to long-term promissory notes	$415,641	$—

The accompanying notes are an integral part of the financial statements.

WEALTHBRIDGE ACQUISITION LIMITED

NOTES TO FINANCIAL STATEMENTS

FOR THE YEAR ENDED DECEMBER 31, 2019 AND 2018

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

All activity through December 31, 2019 relates to the Company’s formation, the Initial Public Offering (as defined below), identifying a target business for a Business Combination, and activities in connection with the potential acquisition of Scienjoy, Inc. (“Scienjoy”) (see Note 7). The Company is subject to all of the risks associated with early stage and emerging growth companies.

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

Transaction costs amounted to $4,415,225, consisting of $1,725,000 of underwriting fees, $2,012,500 of deferred underwriting fees and $677,725 of other costs. In addition, as of December 31, 2019, cash of $11,610 was held outside of the Trust Account and is available for working capital purposes.

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

WEALTHBRIDGE ACQUISITION LIMITED

NOTES TO FINANCIAL STATEMENTS

FOR THE YEAR ENDED DECEMBER 31, 2019 AND 2018

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

The Company initially had until February 8, 2020 to consummate a Business Combination. However, if the Company anticipated that it may not be able to consummate a Business Combination by February 8, 2020, the Company may, but was not obligated to, extend the period of time to consummate a Business Combination three times by an additional three months each time (for a total of up to 21 months to complete a Business Combination) (the “Combination Period”). In order to extend the time available for the Company to consummate a Business Combination, the initial shareholders or their affiliates or designees must deposit into the Trust Account $575,000 ($0.10 per share), on or prior to the applicable deadline.

On January 29, 2020, Scienjoy deposited $575,000 into the Company’s Trust Account in order to extend the amount of time it has available to complete a business combination from February 8, 2020 to May 8, 2020. The Company issued a promissory note to Scienjoy with a principal amount equal to the amount deposited (the “Note”). The Note is non-interest bearing and is payable upon the closing of a Business Combination. In addition, the Note may be converted, at the lender’s discretion, into additional Private Units at a price of $10.00 per unit.

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

WEALTHBRIDGE ACQUISITION LIMITED

NOTES TO FINANCIAL STATEMENTS

FOR THE YEAR ENDED DECEMBER 31, 2019 AND 2018

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the SEC.

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

Cash and cash equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of December 31, 2019 and 2018.

Marketable securities held in Trust Account

At December 31, 2019, the assets held in the Trust Account were substantially held in U.S. Treasury Bills.

Ordinary shares subject to possible redemption

The Company accounts for its ordinary share subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet.

WEALTHBRIDGE ACQUISITION LIMITED

NOTES TO FINANCIAL STATEMENTS

FOR THE YEAR ENDED DECEMBER 31, 2019 AND 2018

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company’s management determined that the British Virgin Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2019 and 2018. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Net loss per ordinary share

Net loss per share is computed by dividing net loss by the weighted average number of ordinary shares outstanding during the period, excluding ordinary shares subject to forfeiture. At December 31, 2018, weighted average shares were reduced for the effect of an aggregate of 187,500 ordinary shares that were subject to forfeiture if the over-allotment option was not exercised by the underwriters (see Note 5). Ordinary shares subject to possible redemption at December 31, 2019, which are not currently redeemable and are not redeemable at fair value, have been excluded from the calculation of basic net loss per ordinary share since such shares, if redeemed, only participate in their pro rata share of the Trust Account earnings. The Company has not considered the effect of (1) warrants sold in the Initial Public Offering and the private placement to purchase 3,010,000 ordinary shares, (2) rights sold in the Initial Public Offering and the private placement that convert into 602,000 ordinary shares, and (3) 431,250 ordinary shares, warrants to purchase 215,625 ordinary shares and rights that convert into 43,125 ordinary shares in the unit purchase option sold to the underwriter, in the calculation of diluted loss per share, since the exercise of the warrants, the conversion of the rights into ordinary shares and the exercise of the unit purchase option are contingent upon the occurrence of future events. As a result, diluted net loss per ordinary share is the same as basic net loss per ordinary share for the periods presented.

Reconciliation of net loss per ordinary share

The Company’s net income (loss) is adjusted for the portion of income that is attributable to ordinary shares subject to possible redemption, as these shares only participate in the earnings of the Trust Account and not the income or losses of the Company. Accordingly, basic and diluted loss per ordinary share is calculated as follows:

	Year Ended December 31,	For the Period from May 2, 2018 (inception) Through December 31,
	2019	2018
Net income (loss)	$151,393	$(60,837)
Less: Income attributable to ordinary shares subject to possible redemption	(945,374)	—
Adjusted net loss	$(793,981)	$(60,837)

Weighted average shares outstanding, basic and diluted	2,276,509	1,250,000

Basic and diluted net loss per ordinary share	$(0.35)	$(0.05)

WEALTHBRIDGE ACQUISITION LIMITED

NOTES TO FINANCIAL STATEMENTS

FOR THE YEAR ENDED DECEMBER 31, 2019 AND 2018

Concentration of credit risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution. The Company had not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

Fair value of financial instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the accompanying balance sheets, primarily due to their short-term nature.

Recently issued accounting standards

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

NOTE 3. INITIAL PUBLIC OFFERING

Pursuant to the Initial Public Offering, the Company sold 5,750,000 Units at a purchase price of $10.00 per Unit, which includes the exercise by the underwriters of their over-allotment option in full of 750,000 Units at $10.00 per Unit. Each Unit consists of one ordinary share, one redeemable warrant (“Public Warrant”) and one right (“Public Right”). Each Public Warrant entitles the holder to purchase one-half of one ordinary share at an exercise price of $11.50 per whole share (see Note 8). However, the Public Warrants may only be exercised for a whole number of shares, meaning that the Public Warrants must be exercised in multiples of two. Each Public Right entitles the holder to receive one-tenth of one ordinary share at the closing of a Business Combination (see Note 8).

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

WEALTHBRIDGE ACQUISITION LIMITED

NOTES TO FINANCIAL STATEMENTS

FOR THE YEAR ENDED DECEMBER 31, 2019 AND 2018

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

Advance from Related Party

Keen Nice Communications Limited advanced the Company an aggregate of $12,821 to be used for the payment of costs related to the Initial Public Offering. The advances were non-interest bearing, unsecured and due on demand. As of December 31, 2019 and 2018, advances amounting to $0 and $12,821, respectively, were outstanding (see below).

Promissory Note — Related Party

The Company issued Keen Nice Communications Limited a promissory note, pursuant to which the Company borrowed an aggregate of $390,000 (the “Promissory Note”). The Promissory Note was non-interest bearing, unsecured and due on the closing of the Initial Public Offering. As of December 31, 2019 and 2018, $0 and $390,000, respectively, was outstanding under the Promissory Note.

On February 14, 2019, the Company amended the Promissory Note with Keen Nice Communications Limited pursuant to which outstanding advances in the amount of $25,641 and the outstanding loans under the Promissory Note in the amount of $390,000 were combined into one note for an aggregate amount of $415,641. The Promissory Note was further amended on May 10, 2019 (the “Amended Promissory Note”) such that the Company can borrow up to an aggregate amount of $800,000 under the Amended Promissory Note. The Amended Promissory Note is non-interest bearing, unsecured and due upon the consummation of a Business Combination. As of December 31, 2019, $465,641 was outstanding under the Amended Promissory Note.

Administrative Services Agreement

The Company entered into an agreement, commencing on February 5, 2019 through the earlier of the consummation of a Business Combination or the Company’s liquidation, to pay the Sponsor a monthly fee of $10,000 for general and administrative services, including office space, utilities and administrative services, of which HKD50,000 (or approximately USD$6,369 based on an exchange rate of HKD$7.85 to USD$1.00 on September 30, 2019) per month will be paid to the Company’s Chief Executive Officer for services to the Company. However, pursuant to the terms of such agreement, the Company may delay payment of such monthly fee upon a determination by the audit committee that the Company lacks sufficient funds held outside the Trust Account to pay actual or anticipated expenses in connection with a Business Combination. Any such unpaid amount will accrue without interest and be due and payable no later than the date of the consummation of a Business Combination. For the year ended December 31, 2019, the Company incurred $110,000, in fees for these services, of which $45,897 is included in accounts payable and accrued expenses in the accompanying balance sheets.

Services Arrangement

The Company entered into a services arrangement with Star Jet Co., Ltd., a company whose founder and Chairman is also a Director of the Company. During the year ended December 31, 2019 and for the period from May 2, 2018 (inception) through December 31,2018, the Company paid Star Jet Co., Ltd. $33,180 and $12,821 in fees for services provided, respectively.

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

WEALTHBRIDGE ACQUISITION LIMITED

NOTES TO FINANCIAL STATEMENTS

FOR THE YEAR ENDED DECEMBER 31, 2019 AND 2018

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

NOTE 6. PROMISSORY NOTE

On January 28, 2020, the Company issued the $575,000 Note to Scienjoy, pursuant to which such amount was deposited into the Company’s Trust Account in order to extend the amount of time the Company has available to complete a Business Combination from February 8, 2020 to May 8, 2020. The Note is non-interest bearing and is payable upon the closing of a Business Combination. In addition, the Note may be converted, at the lender’s discretion, into additional Private Units at a price of $10.00 per unit.

NOTE 7. COMMITMENTS

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

Advisory Agreement

The Company entered into an agreement with Chardan to provide financial advisory services to the Company in connection with the identification of and negotiation with potential targets, assistance with due diligence, marketing, financial analyses and investor relations. In the event a Business Combination is consummated, the Company shall pay Chardan an aggregate fee based on the Aggregate Value (as defined in the agreement) of the Business Combination immediately following the closing of the Business Combination in the form of newly issued Company shares.

WEALTHBRIDGE ACQUISITION LIMITED

NOTES TO FINANCIAL STATEMENTS

FOR THE YEAR ENDED DECEMBER 31, 2019 AND 2018

M&A Advisory Agreement

The Company engaged China Fuhua Hong Kong Financial Group Limited (“Fuhua”), a financial services company in Hong Kong, China, to introduce Scienjoy to the Company. Pursuant to the engagement letter entered on April 15, 2019, Fuhua will assist the Company with due diligence, developing and designing the transaction structure and negotiation of the valuation of Scienjoy as reasonably requested by the Company. In the event the Scienjoy Business Combination (see below) is consummated, the Company will pay Fuhua equal to 1.8% of the Purchase Price (as defined in the agreement) of the Scienjoy Business Combination in the form of newly issued Company shares.

Share Exchange Agreement

On October 28, 2019, the Company entered into a share exchange agreement (as may be amended or supplemented from time to time, the “Share Exchange Agreement”) with Scienjoy, Lavacano Holdings Limited (“Lavacano”), WBY Entertainment Holdings Ltd. (“WBY,” together with Lavacano, the “Sellers”, and each “Seller”).

Upon the closing of the transactions contemplated in the Share Exchange Agreement (the “Scienjoy Business Combination”), the Company will acquire 100% of the issued and outstanding securities of Scienjoy, in exchange for approximately 16.4 million ordinary shares of the Company, of which 1.64 million ordinary shares are to be issued and held in escrow to satisfy any indemnification obligations of the Sellers. Additionally, the Sellers may be entitled to receive earnout shares as follows: (1) if Scienjoy’s net income before tax for the year ended December 31, 2019 is greater than or equal to either US$20,900,000 or RMB 140,000,000, the Sellers will be entitled to receive 3,000,000 ordinary shares of the Company; (2) if Scienjoy’s net income before tax for the year ended December 31, 2020 is greater than or equal to either US$28,300,000 or RMB 190,000,000, the Sellers will be entitled to receive 3,000,000 ordinary shares of the Company; and (3) if Scienjoy’s net income before tax for the year ended December 31, 2021 is greater than or equal to either US$35,000,000 or RMB 235,000,000, the Sellers will be entitled to receive 3,000,000 ordinary shares of the Company.

Notwithstanding the net income before tax achieved by the post-transaction company for any period, the Sellers will receive (i) 3,000,000 earnout shares if the share price of the Company is higher than $15.00 for any sixty days in any period of ninety consecutive trading days during an twelve month period following the closing; (ii) 3,000,000 earnout shares if the share price of the Company is higher than $20.00 for any sixty days in any period of ninety consecutive trading days between the 13th month and 24th month following the Closing, and (iii) 3,000,000 earnout shares if the share price of the Company is higher than $25.00 for any sixty days in any period of ninety consecutive trading between the 25th month and 36th month following the Closing.

The Business Combination will be consummated subject to the deliverables and provisions as further described in the Share Exchange Agreement.

NOTE 8. SHAREHOLDERS’ EQUITY

Ordinary Shares — The Company is authorized to issue an unlimited number of no par value ordinary shares. Holders of the Company’s ordinary shares are entitled to one vote for each share. At December 31, 2019 and 2018, there were 2,461,983 and 1,437,500 ordinary shares issued and outstanding, excluding 4,995,517 and no ordinary shares subject to possible redemption, respectively.

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

WEALTHBRIDGE ACQUISITION LIMITED

NOTES TO FINANCIAL STATEMENTS

FOR THE YEAR ENDED DECEMBER 31, 2019 AND 2018

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

WEALTHBRIDGE ACQUISITION LIMITED

NOTES TO FINANCIAL STATEMENTS

FOR THE YEAR ENDED DECEMBER 31, 2019 AND 2018

NOTE 9. FAIR VALUE MEASUREMENTS

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at December 31, 2019 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	December 31, 2019
Assets:
Marketable securities held in Trust Account	1	$58,588,138

NOTE 10. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Other than as described in these financial statements, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.