Form 10-Q
period 2020-03-31
Wealthbridge Acquisition Ltd
filed 2020-05-06
CIK 1753673

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

As of May 6, 2020, there were 7,457,500 shares of the Company’s ordinary shares, no par value, issued and outstanding.

WEALTHBRIDGE ACQUISITION LIMITED

Quarterly Report on Form 10-Q

i

WEALTHBRIDGE ACQUISITION LIMITED

CONDENSED BALANCE SHEETS

	March 31,	December 31,
	2020	2019

ASSETS
Current Assets
Cash	$1,008	$11,610
Prepaid expenses	42,375	833
Total Current Assets	43,383	12,443

Marketable securities held in Trust Account	59,345,007	58,588,138
Total Assets	$59,388,390	$58,600,581

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities – Accounts payable and accrued expenses	$296,485	$221,909
	296,485	221,909

Promissory note – related party	707,040	465,641
Convertible promissory note	575,000	—
Deferred underwriting fees	2,012,500	2,012,500
Total Liabilities	3,591,025	2,700,050

Commitments

Ordinary shares subject to possible redemption, 4,921,810 and 4,995,517 shares at redemption value at March 31, 2020 and December 31, 2019, respectively	50,797,364	50,900,529

Shareholders’ Equity
Ordinary shares, no par value; unlimited shares authorized; 2,535,690 and 2,461,983 shares issued and outstanding (excluding 4,921,810 and 4,995,517 shares subject to possible redemption) at March 31, 2020 and December 31, 2019, respectively	5,012,611	4,909,446
(Accumulated deficit)/Retained earnings	(12,610)	90,556
Total Shareholders’ Equity	5,000,001	5,000,002
Total Liabilities and Shareholders’ Equity	$59,388,390	$58,600,581

The accompanying notes are an integral part of this unaudited condensed financial statements.

WEALTHBRIDGE ACQUISITION LIMITED

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
	2020	2019

Operating costs	$285,035	$150,058
Loss from operations	(285,035)	(150,058)

Other income:
Interest income on marketable securities held in Trust Account	177,418	178,921
Unrealized gain on marketable securities held in Trust Account	4,451	2,184
Net (loss) income	$(103,166)	$31,047

Weighted average shares outstanding, basic and diluted (1)	2,461,983	1,858,150

Basic and diluted net loss per ordinary share (2)	$(0.11)	$(0.07)

(1)	Excludes an aggregate of 4,921,810 and 5,062,074 shares subject to redemption at March 31, 2020 and 2019, respectively.

(2)	Net loss per ordinary share – basic and diluted excludes income attributable to ordinary shares subject to possible redemption of $155,680 and $159,445 for the three months ended March 31, 2020 and 2019, respectively.

The accompanying notes are an integral part of the unaudited condensed financial statements.

WEALTHBRIDGE ACQUISITION LIMITED

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

THREE MONTHS ENDED MARCH 31, 2020

	Ordinary Shares		Retained Earnings/ (Accumulated	Total Shareholders’
	Shares	Amount	Deficit)	Equity
Balance – January 1, 2020	2,461,983	$4,909,446	$90,556	$5,000,002

Change in value of ordinary shares subject to possible redemption	73,707	103,165	—	103,165

Net loss	—	—	(103,166)	(103,166)

Balance – March 31, 2020 (unaudited)	2,535,690	$5,012,611	$(12,610)	$5,000,001

THREE MONTHS ENDED MARCH 31, 2019

				Total
	Ordinary Shares		Accumulated	Shareholders’ Equity
	Shares	Amount	Deficit	(Deficit)
Balance – January 1, 2019	1,437,500	$25,100	$(60,837)	$(35,737)

Sale of 5,750,000 Units, net of underwriting discounts and offering expenses	5,750,000	53,084,775	—	53,084,775

Sale of 270,000 Private Units	270,000	2,700,000	—	2,700,000

Proceeds from the sale of unit purchase option	—	100	—	100

Ordinary shares subject to possible redemption	(5,062,074)	(50,780,178)	—	(50,780,178)

Net income	—	—	31,047	31,047

Balance – March 31, 2019 (unaudited)	2,395,426	$5,029,797	$(29,790)	$5,000,007

The accompanying notes are an integral part of the unaudited condensed financial statements.

WEALTHBRIDGE ACQUISITION LIMITED

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2020	2019
Cash flows from operating activities:
Net (loss) income	$(103,166)	$31,047
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Interest earned on securities held in Trust Account	(177,418)	(178,921)
Unrealized gain on securities held in Trust Account	(4,451)	(2,184)
Changes in operating assets and liabilities:
Prepaid expenses	(41,542)	(28,723)
Accounts payable and accrued expenses	74,576	39,679
Net cash used in operating activities	(252,001)	(139,102)

Cash flows from investing activities:
Investment of cash in Trust Account	(575,000)	(57,500,000)
Net cash used in investing activities	(575,000)	(57,500,000)

Cash flows from financing activities:
Proceeds from sale of Units, net of underwriting discount paid	—	55,775,000
Proceeds from sale of Private Units	—	2,700,000
Proceeds from sale of unit purchase option	—	100
Proceeds from convertible promissory note	575,000	—
Proceeds from promissory note – related party	252,447	—
Repayment of promissory note – related party	(11,048)	—
Advances from related party	—	12,821
Payment of offering costs	—	(363,579)
Net cash provided by financing activities	816,399	58,124,342

Net change in cash	(10,602)	485,240
Cash at beginning of period	11,610	52,937
Cash at end of period	$1,008	$538,177

Non-cash investing and financing activities:
Initial classification of ordinary shares subject to possible redemption	$—	$50,740,740
Change in value of ordinary shares subject to possible redemption	$(103,165)	$39,438
Offering costs included in accrued offering costs	$—	$23,823
Deferred underwriting fee payable	$—	$2,012,500
Conversion of advances and short-term promissory notes to long-term promissory notes	$—	$415,641

The accompanying notes are an integral part of the unaudited condensed financial statements.

WEALTHBRIDGE ACQUISITION LIMITED

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2020

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

All activity through March 31, 2020 relates to the Company’s formation, the Initial Public Offering (as defined below), identifying a target business for a Business Combination, and activities in connection with the potential acquisition of Scienjoy, Inc. (“Scienjoy”) (see Note 7). The Company is subject to all of the risks associated with early stage and emerging growth companies.

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

Transaction costs amounted to $4,415,225, consisting of $1,725,000 of underwriting fees, $2,012,500 of deferred underwriting fees and $677,725 of other costs. In addition, as of March 31, 2020, cash of $1,008 was held outside of the Trust Account and is available for working capital purposes.

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

The Company will provide its shareholders with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a shareholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The shareholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then on deposit in the Trust Account ($10.00 per share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations). The per-share amount to be distributed to shareholders who redeem their shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriter (as discussed in Note 7). There will be no redemption rights upon the completion of a Business Combination with respect to the Company’s warrants.

WEALTHBRIDGE ACQUISITION LIMITED

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2020

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

On January 29, 2020, Scienjoy deposited $575,000 into the Company’s Trust Account in order to extend the amount of time it has available to complete a Business Combination from February 8, 2020 to May 8, 2020. The Company issued a promissory note to Scienjoy in the aggregate principal amount of $575,000 (the “Note”). The Note is non-interest bearing and is payable upon the closing of a Business Combination. In addition, the Note may be converted, at the lender’s discretion, into additional Private Units at a price of $10.00 per unit.

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

MARCH 31, 2020

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the period ended December 31, 2019 as filed with the SEC on March 20, 2020, which contains the audited financial statements and notes thereto. The interim results for the three months ended March 31, 2020 are not necessarily indicative of the results to be expected for the year ending December 31, 2020 or for any future interim periods.

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

WEALTHBRIDGE ACQUISITION LIMITED

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2020

(Unaudited)

Cash and cash equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of March 31, 2020 and December 31, 2019.

Marketable securities held in Trust Account

At March 31, 2020 and December 31, 2019, the assets held in the Trust Account were substantially held in U.S. Treasury Bills.

Ordinary shares subject to possible redemption

The Company accounts for its ordinary share subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity section of the Company’s condensed balance sheets.

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company’s management determined that the British Virgin Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2020 and December 31, 2019. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Net loss per ordinary share

Net loss per share is computed by dividing net loss by the weighted average number of ordinary shares outstanding during the period. Ordinary shares subject to possible redemption at March 31, 2020 and 2019, which are not currently redeemable and are not redeemable at fair value, have been excluded from the calculation of basic net loss per ordinary share since such shares, if redeemed, only participate in their pro rata share of the Trust Account earnings. The Company has not considered the effect of (1) warrants sold in the Initial Public Offering and the private placement to purchase 3,010,000 ordinary shares, (2) rights sold in the Initial Public Offering and the private placement that convert into 602,000 ordinary shares, and (3) 431,250 ordinary shares, warrants to purchase 215,625 ordinary shares and rights that convert into 43,125 ordinary shares in the unit purchase option sold to the underwriter, in the calculation of diluted loss per share, since the exercise of the warrants, the conversion of the rights into ordinary shares and the exercise of the unit purchase option are contingent upon the occurrence of future events. As a result, diluted net loss per ordinary share is the same as basic net loss per ordinary share for the periods presented.

WEALTHBRIDGE ACQUISITION LIMITED

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2020

(Unaudited)

Reconciliation of net loss per ordinary share

The Company’s net (loss) income is adjusted for the portion of income that is attributable to ordinary shares subject to possible redemption, as these shares only participate in the earnings of the Trust Account and not the income or losses of the Company. Accordingly, basic and diluted loss per ordinary share is calculated as follows:

	Three Months Ended March 31,
	2020	2019
Net (loss) income	$(103,166)	$31,047
Less: Income attributable to ordinary shares subject to possible redemption	(155,680)	(159,445)
Adjusted net loss	$(258,846)	$(128,398)

Weighted average shares outstanding, basic and diluted	2,461,983	1,858,150

Basic and diluted net loss per ordinary share	$(0.11)	$(0.07)

Concentration of credit risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution. The Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

Fair value of financial instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement,” approximates the carrying amounts represented in the accompanying condensed balance sheets, primarily due to their short-term nature.

Recently issued accounting standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s condensed financial statements.

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

MARCH 31, 2020

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

Advance from Related Party

Keen Nice Communications Limited advanced the Company an aggregate of $12,821 to be used for the payment of costs related to the Initial Public Offering. The advances were non-interest bearing, unsecured and due on demand. As of March 31, 2020 and December 31, 2019, there were no advances outstanding (see below).

Promissory Note — Related Party

The Company issued Keen Nice Communications Limited a promissory note, pursuant to which the Company borrowed an aggregate of $390,000 (the “Promissory Note”). The Promissory Note was non-interest bearing, unsecured and due on the closing of the Initial Public Offering. As of March 31, 2020 and December 31, 2019, there were no balances outstanding under the Promissory Note.

On February 14, 2019, the Company amended the Promissory Note with Keen Nice Communications Limited pursuant to which outstanding advances in the amount of $25,641 and the outstanding loans under the Promissory Note in the amount of $390,000 were combined into one note for an aggregate amount of $415,641. The Promissory Note was further amended on May 10, 2019 and April 17, 2020 (the “Amended Promissory Note”) such that the Company can borrow up to an aggregate amount of $1,200,000 under the Amended Promissory Note. The Amended Promissory Note is non-interest bearing, unsecured and due upon the consummation of a Business Combination. As of March 31, 2020 and December 31, 2019, there was $707,040 and $465,641 outstanding under the Amended Promissory Note, respectively.

Administrative Services Agreement

The Company entered into an agreement, commencing on February 5, 2019 through the earlier of the consummation of a Business Combination or the Company’s liquidation, to pay the Sponsor a monthly fee of $10,000 for general and administrative services, including office space, utilities and administrative services, of which HKD50,000 (or approximately USD$6,452 based on an exchange rate of HKD$7.75 to USD$1.00 on March 31, 2020) per month will be paid to the Company’s Chief Executive Officer for services to the Company. However, pursuant to the terms of such agreement, the Company may delay payment of such monthly fee upon a determination by the audit committee that the Company lacks sufficient funds held outside the Trust Account to pay actual or anticipated expenses in connection with a Business Combination. Any such unpaid amount will accrue without interest and be due and payable no later than the date of the consummation of a Business Combination. For the three months ended March 31, 2020 and 2019, the Company incurred $30,000 and $20,000, respectively, in fees for these services, of which $56,667 and $45,897 are included in accounts payable and accrued expenses in the accompanying condensed balance sheets at March 31, 2020 and December 31, 2019, respectively.

WEALTHBRIDGE ACQUISITION LIMITED

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2020

(Unaudited)

Services Arrangement

The Company entered into a services arrangement with Star Jet Co., Ltd., a company whose founder and Chairman is also a Director of the Company. During the three months ended March 31, 2020 and 2019, the Company paid Star Jet Co., Ltd. $0 and $25,641 in fees for services provided, respectively.

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

Related Party Extension Loans

As discussed in Note 1, the Company may extend the period of time to consummate a Business Combination three times by an additional three months each time (for a total of 21 months to complete a Business Combination). In order to extend the time available for the Company to consummate a Business Combination, the initial shareholders or their affiliates or designees must deposit into the Trust Account for each three-month extension $575,000 ($0.10 per Unit), on or prior to the date of the applicable deadline. The initial shareholders will receive a non-interest bearing, unsecured promissory note equal to the amount of any such deposit that will not be repaid in the event that the Company is unable to complete a Business Combination unless there are funds available outside the Trust Account to do so. Such notes would either be paid upon consummation of a Business Combination, or, at the lender’s discretion, converted upon consummation of a Business Combination into additional Private Units at a price of $10.00 per unit (see Note 6).

NOTE 6. CONVERTBLE PROMISSORY NOTE

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

WEALTHBRIDGE ACQUISITION LIMITED

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2020

(Unaudited)

Underwriters Agreement

The underwriters are entitled to a deferred fee of 3.50% of the gross proceeds of the Initial Public Offering, or $2,012,500. On April 8, 2020, the Company amended its agreement with the underwriters such that, upon consummation of the Business Combination, in lieu of the deferred fee, the underwriter will receive shares equal to the total amount of the deferred underwriting commission of $2,012,500 divided by the effective conversion price. The effective conversion price is defined as the volume weighted average price of the right to receive one-tenth of one of the Company’s ordinary shares from the date of the mailing of the proxy to the final shareholder meeting date, multiplied by a factor of 10. The fee will only be paid if the Company consummates a Business Combination.

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

Advisory Agreement

The Company entered into a financial advisory agreement with Chardan on April 9, 2019, according to which Chardan is engaged to provide the Company financial advisory services in connection with the identification of and negotiation with potential targets, assistance with due diligence, marketing, financial analyses and investor relations. The advisory fee will be paid in the form of newly issued shares of the combined company at the closing of the Scienjoy Business Combination (as defined below) and is based on the aggregate value of the Business Transaction (as defined in the agreement) equal to two percent (2%) of the amount up to $175 million plus one percent (1.0%) of the aggregate value above $175 million. If such transaction occurs through multiple closings, then the pro rata portion of such fees will be paid upon each closing. .

M&A Advisory Agreement

The Company engaged China Fuhua Hong Kong Financial Group Limited (“Fuhua”), a financial services company in Hong Kong, China, to introduce Scienjoy to the Company. Pursuant to the engagement letter entered on April 15, 2019, as amended on April 7, 2020, Fuhua will assist the Company with due diligence, developing and designing the transaction structure and negotiation of the valuation of Scienjoy as reasonably requested by the Company. In the event the Scienjoy Business Combination (see below) is consummated, the Company will pay Fuhua a fee equal to 1.0% of the Purchase Price (as defined in the agreement) of the Scienjoy Business Combination in the form of newly issued Company shares.

Share Exchange Agreement

On October 28, 2019, the Company entered into a share exchange agreement (as may be amended or supplemented from time to time, the “Share Exchange Agreement”) with Scienjoy, Lavacano Holdings Limited (“Lavacano”), WBY Entertainment Holdings Ltd. (“WBY,” together with Lavacano, the “Sellers”, and each “Seller”).

Upon the closing of the transactions contemplated in the Share Exchange Agreement (the “Scienjoy Business Combination”), the Company will acquire 100% of the issued and outstanding securities of Scienjoy, in exchange for approximately 16.4 million ordinary shares of the Company, of which 1.64 million ordinary shares are to be issued and held in escrow to satisfy any indemnification obligations of the Sellers. The Sellers are also entitled to receive an additional 3,000,000 ordinary shares of Wealthbridge at the closing because Scienjoy’s net income before tax for the year ended December 31, 2019 is RMB 156,540,470, which is greater than the Earnout 1 Target (as defined in the Share Exchange Agreement). Additionally, the Sellers may be entitled to receive additional earnout shares as follows: (1) if Scienjoy’s net income before tax for the year ended December 31, 2020 is greater than or equal to either US$28,300,000 or RMB 190,000,000, the Sellers will be entitled to receive 3,000,000 ordinary shares of the Company; and (2) if Scienjoy’s net income before tax for the year ended December 31, 2021 is greater than or equal to either US$35,000,000 or RMB 235,000,000, the Sellers will be entitled to receive 3,000,000 ordinary shares of the Company.

WEALTHBRIDGE ACQUISITION LIMITED

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2020

(Unaudited)

Notwithstanding the net income before tax achieved by the post-transaction company for any period, the Sellers will receive (i) 3,000,000 earnout shares if the share price of the Company is higher than $20.00 for any sixty days in any period of ninety consecutive trading days between the 13th month and 24th month following the Closing, and (ii) 3,000,000 earnout shares if the share price of the Company is higher than $25.00 for any sixty days in any period of ninety consecutive trading between the 25th month and 36th month following the Closing.

The Business Combination will be accounted for as a reverse merger in accordance with GAAP. Under this method of accounting, the Company will be treated as the “acquired” company for financial reporting purposes. This determination was primarily based on the holders of Scienjoy expecting to have a majority of the voting power of the post-combination company, Scienjoy senior management comprising substantially all of the senior management of the post-combination company, the relative size of Scienjoy compared to the Company, and Scienjoy operations comprising the ongoing operations of the post-combination company. Accordingly, for accounting purposes, the Business Combination will be treated as the equivalent of Scienjoy issuing stock for the net assets of Wealthbridge, accompanied by a recapitalization. The net assets of the Company will be stated at historical cost, with no goodwill or other intangible assets recorded. Operations prior to the Business Combination will be those of Scienjoy.

The Business Combination will be consummated subject to the deliverables and provisions as further described in the Share Exchange Agreement. On May 5, 2020, the Company held its meeting of the shareholders, pursuant to which the shareholders voted to adopt the Share Exchange Agreement and thereby approve the Business Combination contemplated under the Share Exchange Agreement.

NOTE 8. SHAREHOLDERS’ EQUITY

Ordinary Shares — The Company is authorized to issue an unlimited number of no par value ordinary shares. Holders of the Company’s ordinary shares are entitled to one vote for each share. At March 31, 2020 and December 31, 2019, there were 2,535,690 and 2,461,983 ordinary shares issued and outstanding, excluding 4,921,810 and 4,995,517 ordinary shares subject to possible redemption, respectively.

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

WEALTHBRIDGE ACQUISITION LIMITED

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2020

(Unaudited)

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

MARCH 31, 2020

(Unaudited)

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at March 31, 2020 and December 31, 2019 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	March 31, 2020	December 31, 2019
Assets:
Marketable securities held in Trust Account	1	$59,345,007	$58,588,138

NOTE 10. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the condensed financial statements were issued. Other than as described in these financial statements, the Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed financial statements.

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

Upon the closing of the transactions contemplated in the Share Exchange Agreement, we will acquire 100% of the issued and outstanding securities of Scienjoy, in exchange for approximately 16.4 million ordinary shares, of which 1.64 million ordinary shares are to be issued and held in escrow to satisfy any indemnification obligations of the Sellers. The Sellers are also entitled to receive an additional 3,000,000 ordinary shares of Wealthbridge at the closing because Scienjoy’s net income before tax for the year ended December 31, 2019 is RMB 156,540,470, which is greater than the Earnout 1 Target (as defined in the Share Exchange Agreement). Additionally, the Sellers may be entitled to receive additional earnout shares as follows: (1) if Scienjoy’s net income before tax for the year ended December 31, 2020 is greater than or equal to either US$28,300,000 or RMB 190,000,000, the Sellers will be entitled to receive 3,000,000 ordinary shares; and (2) if Scienjoy’s net income before tax for the year ended December 31, 2021 is greater than or equal to either US$35,000,000 or RMB 235,000,000, the Sellers will be entitled to receive 3,000,000 ordinary shares.

Notwithstanding the net income before tax achieved by the post-transaction company for any period, the Sellers will receive (i) 3,000,000 earnout shares if the share price of the Company is higher than $20.00 for any sixty days in any period of ninety consecutive trading days between the 13th month and 24th month following the Closing, and (ii) 3,000,000 earnout shares if the share price of the Company is higher than $25.00 for any sixty days in any period of ninety consecutive trading between the 25th month and 36th month following the Closing.

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

On May 5, 2020, the Company held its meeting of the shareholders, pursuant to which the shareholders voted to adopt the Share Exchange Agreement and thereby approve the Business Combination contemplated under the Share Exchange Agreement.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from inception to March 31, 2020 were organizational activities and those necessary to prepare for the Initial Public Offering, described below, and, after our Initial Public Offering, identifying a target company for a Business Combination and activities in connection with the potential acquisition of Scienjoy. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We are incurring expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended March 31, 2020, we had a net loss of $103,166, which consisted of operating costs of $285,035, offset by interest earned on marketable securities held in the Trust Account of $177,418 and an unrealized gain on marketable securities held in the Trust Account of $4,451.

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

For the three months ended March 31, 2020, cash used in operating activities was $252,001. Net loss of $103,166 included interest earned on marketable securities held in the Trust Account of $177,418 and an unrealized gain on marketable securities held in the Trust Account of $4,451. Changes in operating assets and liabilities provided $33,034 of cash for operating activities.

For the three months ended March 31, 2019, cash used in operating activities was $139,102. Net income of $31,047 was offset by interest earned on marketable securities held in the Trust Account of $178,921 and an unrealized gain on marketable securities held in the Trust Account of $2,184. Changes in operating assets and liabilities provided $10,956 of cash for operating activities.

At March 31, 2020, we had marketable securities held in the Trust Account of $59,345,007 (including approximately $1,270,000 of interest income and unrealized gains). We intend to use substantially all of the funds held in the Trust Account to acquire a target business or businesses and to pay our expenses relating thereto. To the extent that our share capital is used in whole or in part as consideration to effect our initial Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business. Such working capital funds could be used in a variety of ways including continuing or expanding the target business’ operations, for strategic acquisitions and for marketing, research and development of existing or new products. Such funds could also be used to repay any operating expenses or finders’ fees which we had incurred prior to the completion of our initial Business Combination if the funds available to us outside of the Trust Account were insufficient to cover such expenses.

At March 31, 2020, we had cash of $1,008 held outside the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

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

We have a promissory note with Kenn Nice Communications Limited, pursuant to which we can borrow up to an aggregate amount of $1,200,000. The promissory note is non-interest bearing, unsecured and due upon the consummation of a Business Combination. As of March 31, 2020, there was $707,040 outstanding under the promissory note.

Off-balance sheet financing arrangements

We have no obligations, assets or liabilities which would be considered off-balance sheet arrangements as of March 31, 2020. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

The underwriters are entitled to a deferred fee of 3.50% of the gross proceeds of the Initial Public Offering, or $2,012,500. On April 8, 2020, we amended our agreement with the underwriters such that, upon consummation of the Business Combination, in lieu of the deferred fee, the underwriter will receive shares equal to the total amount of the deferred underwriting commission of $2,012,500 divided by the effective conversion price. The effective conversion price is defined as the volume weighted average price of the right to receive one-tenth of one of our ordinary shares from the date of the mailing of the proxy to the final shareholder meeting date, multiplied by a factor of 10. The fee will only be paid if we consummate a Business Combination.

In addition, we entered into a financial advisory agreement with Chardan on April 9, 2019, according to which Chardan is engaged to provide us financial advisory services in connection with the identification of and negotiation with potential targets, assistance with due diligence, marketing, financial analyses and investor relations. The advisory fee will be paid in the form of newly issued shares of the combined company at the closing of the Scienjoy Business Combination and is based on the aggregate value of the Business Transaction equal to two percent (2%) of the amount up to $175 million plus one percent (1.0%) of the aggregate value above $175 million. If such transaction occurs through multiple closings, then pro rata portion of such fees will be paid upon each closing. Therefore, in the event a Business Combination is consummated, we will be obligated to pay Chardan a fee of $3,690,000 at the closing in the form of 369,000 newly issued shares of the combined company.

Critical Accounting Policies

The preparation of condensed financial statements and related disclosures in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following critical accounting policies:

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

Recent accounting standards

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2020. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective.

Changes in Internal Control Over Financial Reporting

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 1A. RISK FACTORS.

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in our Annual Report on Form 10-K for the year ended December 31, 2019 as filed with the SEC on March 20, 2020. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019 as filed with the SEC on March 20, 2020.

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

WEALTHBRIDGE ACQUISITION LIMITED

Date: May 6, 2020		/s/ Yongsheng Liu
	Name:	Yongsheng Liu
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: May 6, 2020		/s/ Xiaoyan Tang
	Name:	Xiaoyan Tang
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)